Form 10-Q
period 1996-03-31
SANCHEZ OBRIEN OIL & GAS CORP
filed 1996-05-16
CIK 350212

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarter ended               March 31, 1996
                               or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the transition period from                   to
Commission File Number:         2-70390

              SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
      (Exact name of registrant as specified in its charter)

           TEXAS                                         74-2216121
(State or other jurisdiction of              (IRS employer
incorporation or organization)               identification no.)

5847 San Felipe, Suite 1900      Houston, Texas     77057
(Address of principal executive offices)       (Zip Code)

                           (713) 783-8000
           (Registrant's telephone number, including area code)

                                  N/A
(Former name, address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

               APPLICABLE ONLY TO ISSUERS INVOLVED
                 IN BANKRUPTCY PROCEEDINGS DURING
                    THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
Yes      No

              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
           QUARTERLY REPORT ON FORM 10-Q MARCH 31, 1996


                              INDEX


PART I -  Financial information:

 Item 1. Financial Statements
         Balance Sheets for the periods March 31, 1996 and
            December 31, 1995
         Statements of Operations for the three months ended
            March 31, 1996 and 1995
         Statement of Partners' Equity as of March 31, 1996 Statements of Cash Flow for the three months ended
            March 31, 1996 and 1995
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - Other information:

 Item 1. Legal Proceedings
 Item 2. Changes in Securities (not applicable)
 Item 3. Defaults upon Senior Securities (not applicable)
 Item 4. Submission of Matters to a Vote of Security Holders
            (not applicable)
 Item 5. Other Information (not applicable)
 Item 6. Exhibits and Reports on Form 8-K
         Signatures

                     Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                              Balance Sheets
                                (Unaudited)
                                                   March 31,      December 31,
                                                     1996            1995
  ASSETS

Current assets:
  Cash                                           $   607,767          521,334
  Accounts receivable                                 49,187           69,457

       Total current assets                          656,954          590,791

Oil and natural gas properties (full cost
  method), at cost, pledged (note 2)              30,942,443       30,931,350
Less accumulated depreciation, depletion
  and amortization (note 2)                       30,129,924       30,084,924

       Net oil and natural gas properties            812,519          846,426

Organization costs, less applicable
  amortization                                             0                0
                                                   1,469,473        1,437,217

LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable                                    70,267          119,456
  Suspense payable-investors                         121,360          121,360

       Total current liabilities                     191,627          240,816

Partners' equity:
  Limited partners                                 1,265,071        1,184,440
  General partner                                     12,775           11,961

       Total partners' equity                      1,277,846        1,196,401
                                                 $ 1,469,473        1,437,217
See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)
                     Statements of Operations
                           (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                              1996          1995

REVENUES:
  Oil and natural gas sales                 $185,818      213,659
  Interest income                              3,632        1,680
  Other income                                     0            0

                                             189,450      215,339

EXPENSES:
  Operating expenses                          48,381      142,137
  General and administrative                  14,624       16,396
  Interest                                         0            0
  Depreciation, depletion
    and amortization (note 2)                 45,000       56,000

                                             108,005      214,533

    Net income                              $ 81,445          806


See accompanying notes to financial statements.

                   Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                       Statement of Partners' Equity
                     Three Months Ended March 31, 1996
                                (Unaudited)

                                         Limited       General
                                        Partners       Partner        Total

Balances at December 31, 1995          $1,184,440       11,961      1,196,401

Cash distributions                              0            0              0

Net income                                 80,631          814         81,445

Balances at March 31, 1996             $1,265,071       12,775      1,277,846

See accompanying notes to financial statements.

                 Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                         Statements of Cash Flows
                                (Unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                      1996        1995
Cash flows from operating activities:
 Net income                                        $ 81,445            806
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and
          amortization                               45,000         56,000
     Change in assets and liabilities:
      Accounts receivable                            20,270          5,339
      Accounts payable                              (49,189)        12,037
      Suspense payable                                    0              0

       Total adjustments                             16,081         73,376

        Net cash provided by operating
         activities                                  97,526         74,182

Cash flows from investing activities:
 Cash distributions                                    -              -
 Purchases of property and equipment                (11,093)       (38,608)

       Net cash used in investing
          activities                                (11,093)       (38,608)

Cash flows from financing activities:
  Payment of long-term debt                               0              0
  Proceeds from long-term debt                            0              0

        Net cash provided by (used) financing
         activities                                       0              0

Net increase (decrease) in cash and
 cash equivalents                                    86,433         35,574

Cash and cash equivalents at beginning
 year                                               521,334        204,048

Cash and cash equivalents at end of
 quarter                                           $607,767        239,622

See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)

                  Notes to Financial Statements

                          March 31, 1996

                           (Unaudited)

(1)   Organization and Summary of Significant Accounting Policies

    a.Organization

      Sanchez-O'Brien 1981-A Drilling Company (the Drilling Company), is a Texas limited partnership formed on December 18, 1980. Sanchez-O'Brien Drilling Corporation is the General Partner and an Organizational Limited Partner of the Drilling Company and has a 1% interest therein.

      The Drilling Company was initially formed with an Organizational Limited Partner on December 18, 1980. Upon the closing of subscriptions on June 23, 1981, with 3,207 Limited Partners contributing $26,520,000, the Organizational Limited Partner was refunded his initial contribution. In June, 1981, the Drilling Company entered into a separate agreement to form a general partnership, Sanchez-O'Brien 1981-A Drilling Partnership (the Drilling Partnership), with Sanchez-O'Brien Oil & Gas Corporation (Sanchez-O'Brien) as Managing General Partner. The purpose of the Drilling Partnership is to conduct oil and natural gas exploration activity in the continental United States. Sanchez-O'Brien Drilling Corporation is a wholly owned subsidiary of Sanchez-O'Brien Oil & Gas Corporation.

    b.Basis of Financial Statement Presentation

      The financial statements include the accounts of the Drilling Company and its proportionate share in the specific assets, liabilities and operating accounts of the Drilling Partnership. All significant intercompany balances have been eliminated.

    c.General

      The financial statements included herein were prepared by the Managing General Partner. In the opinion of management, all adjustments have been made which are necessary for a fair presentation of the financial position of the Drilling Company at March 31, 1996 and the results of operations for the period then ended.

(2)Oil and Gas Properties

  The Drilling Company follows the full cost method of accounting for its proportionate interest in the oil and gas operations of the Drilling Partnership. Under this method, all costs incurred in the acquisition, exploration and development of properties, including costs of surrendered and abandoned leaseholds, delay lease rentals and dry holes, are capitalized. Dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recognized. Depreciation, depletion and amortization of oil and gas properties is provided by the units-of-production method based on proved oil and gas reserves.

  Under the full cost method of accounting for oil and gas operations, capitalized costs of oil and gas properties are not to exceed the present value of future net revenues from estimated production of proved oil and gas properties plus the lower of cost or estimated fair market value of unproved properties. If capitalized costs exceed this limitation, an additional provision is to be made to depreciation, depletion and amortization.

(3)Notes Payable

  As of March 31, 1996, The Drilling Company does not have any debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  As of March 31, 1996, forty-three wells have been drilled. Of this number, eleven wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold and one is shut-in.

  The 3-Dimensional Seismic Program conducted by Pennzoil Exploration and Production Company ("Pennzoil") in the S. W. Escobas area has had to be reprocessed several times before being interpreted. Because of this reprocessing, we have had some delays in this evaluation, but once complete, the data should determine whether or not we have an additional location(s) on this prospect.

  On February 21, 1995, The Managing General Partner hired an outside consultant to do a revenue audit on Pennzoil operated wells for the period January 1992 thru December 1994. As of October 31, 1995, the Drilling Partnership has received $42,820 which was recorded during the 4th Quarter 1995.

  As of March 31, 1996, the Drilling Company's share of capital expenditures of the Drilling Partnership were in excess of the available funds of the Drilling Company. Financing of these expenditures was provided through borrowings from the Managing General Partner.

  As of March 31, 1996, each Limited Partner has received $280 per each $5,000 unit in 1995. In 1996, the Drilling Company expects to make quarterly distributions if cash is available.

                    PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

  The litigation against Pennzoil and Sanchez-O'Brien on the Trevino leases in the S. W. Escobas Prospect is ongoing. The interests in the Trevino Leases, which comprise part of the S.
  W. Escobas Prospect, were acquired from Pennzoil. There are currently four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%-23.177% gross working interest. The interest in dispute in this lawsuit is 7/96 or 7.29% of Sanchez-O'Brien's and Pennzoil's interest. The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez-O'Brien. The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. The appellants (plaintiffs) filed an application for writ of error to the Texas Supreme Court after the Fourth District Court rejected a motion for a rehearing. To date, the Texas Supreme Court has not ruled on the motion for a rehearing. An unfavorable ruling would force the Drilling Company to forfeit the $189,304 currently being held in escrow by Sanchez-O'Brien Oil & Gas Corporation. In addition, the Drilling Company would lose approximately 7.29% of its' interest in the Trevino properties, which would reduce the Drilling Company valuation by $50,864. The total potential adverse effect would be $44.82 per unit.

  Beginning June 1, 1992, Sanchez-O'Brien started escrowing the amounts in dispute in order to mitigate the effect to the Drilling Partnership and the Limited Partners. The following is an estimate of the net financial effect of this litigation.

    a.Revenues received and applicable interest

      The Drilling Partnership would have to remit to the plaintiffs 7.29% of revenues from the wells on the Trevino lease from May 1, 1987 forward, less the applicable share of well costs and operating expenses. The Drilling Partnership would also be responsible for any applicable interest. The amount payable from the Drilling Partnership for net revenues and applicable interest is estimated to be $260,570, with $130,285 due from the Drilling Company, or Limited Partners. Because this amount has already been paid out and used by the Drilling Company, the amounts would have to come from current and future revenues. The net impact per each $5,000 limited partnership unit would be $24.32.

    b.Value of oil and gas revenues

      The plaintiffs would be entitled to future revenues to be derived from existing oil and gas revenues. The net effect of losing these reserves at March 31, 1996 to the Drilling Partnership is estimated to be $101,278, with $50,864 being the interest of the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $9.50.

    c.Funds retained in escrow

      As mentioned, the Managing General Partner is currently escrowing the net revenues applicable to the disputed interest. At March 31, 1996, the total Drilling Company funds being escrowed were $378,608, with $189,304 escrowed for the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $35.33. The Managing General Partner will continue to escrow the amounts in dispute. If the plaintiffs were to prevail, the funds would be paid to the plaintiff. However, if the defendants prevail, these additional amounts would be available to the Drilling Company for operations and/or distributions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  No reports on Form 8-K have been filed during the quarter for which this report is filed.



                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                            (Registrant)

                       By Sanchez-O'Brien Drilling Corporation.
                            General Partner



     Date:  05/15/96   By:  M. M. FREEMAN
                            M. M. Freeman
                            Senior Vice President, Treasurer,
                            Secretary and Director (Principal
                            Financial Officer)



     Date:  05/15/96   By:  OLIVER GARZA
                            Oliver Garza
                            Assistant Secretary - Controller
[DESCRIPTION] Date Schedule for 1st Qtr 10-Q
[ARTICLE]
[PERIOD-TYPE]      3-MOS
[PERIOD-START]     JAN-01-1996
[PERIOD-END]       MAR-31-1996