Form 10-K
period 1995-12-31
SANCHEZ OBRIEN OIL & GAS CORP
filed 1996-09-03
CIK 350212

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities and Exchange Act of 1934


For the fiscal year ended December 31, 1995

Commission file number 2-70390


        SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
(Exact name of registrant as specified in its charter)


                 Texas                                      74-2216121
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)


5847 San Felipe  Suite 1900   Houston, Texas                       77057
  (Address of principal executive offices)                       (Zip Code)


    Registrant's telephone number, including area code: (713) 629-9800

        Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange
      Title of each class                              on which registered
             None                                              None

        Securities registered pursuant to Section 12(g) of the Act:

                       Limited Partnership Interest
                             (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X        No

    Aggregate market value of the shares held by non affiliates of the registrant: Non-Applicable
    Documents incorporated by reference:  None

                  SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
               ANNUAL REPORT ON FORM 10-K DECEMBER 31, 1995


                                   INDEX

PART I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data
Item 9.   Disagreements on Accounting and Financial Disclosure

PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


SIGNATURES

                                P A R T   I
Item 1.  Business

Purposes

    The registrant, Sanchez-O'Brien 1981-A Drilling Company (the "Drilling Company"), is a limited partnership formed on December 18, 1980, pursuant to the provisions of the Texas Uniform Limited Partnership Act. On April 21, 1981, the effective date of the Securities Act of 1933 Registration covering the offer and sale of the units (No. 2-70390), members of the National Association of Securities Dealers, Inc. began the sale of limited partnership interests. The sales period was closed June 23, 1981 with the sale of 5,304 units for a sum of $26,520,000. Sanchez-O'Brien Drilling Corporation (the "General Partner"), the general partner of the Drilling Company, contributed $246,438 to the Drilling Company's capital. Operations commenced on June 23, 1981.

Description of Business

    The Drilling Company was formed to become a general partner in Sanchez-O'Brien 1981-A Drilling Partnership (the "Drilling Partnership") to participate in oil and natural gas exploration, drilling, development, production and marketing in the United States with Sanchez-O'Brien Oil & Gas Corporation (the "Managing General Partner") as Managing General Partner. All of these activities were conducted in the states of Texas, Louisiana, Oklahoma, New Mexico, Colorado and Wyoming. Substantially all of the operations and activities of the Drilling Company relate to its interest in the Drilling Partnership.

    As of December 31, 1995, forty-three wells have been drilled. Of this number, eleven wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold, and one is a shut-in.

Competitive Conditions

    The petroleum industry is comprised of a large number of entities, many with greater financial resources than the Drilling Company, competing in the exploration, development, production and marketing of oil and natural gas.

Employees

    The Drilling Company has no employees; however, the Managing General Partner has a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the Drilling Company's operations. The direct administrative and overhead expenses which are attributable to the Drilling Company's operations are a cost of the Drilling Company.

Major Purchasers

    Pennzoil Exploration and Production ("Pennzoil") purchased over 90% of the Drilling Company's total oil and natural gas sales during the year ended December 31, 1995 (See Note 3 to the Financial Statements).

Long-term Debt

    At December 31, 1995, The Drilling Company does not have any long term debt.

Marketing Conditions

    During 1995, the price of oil increased and natural gas products decreased compared to 1994. The average price was $13.49 per barrel and $1.40 per MCF (thousand cubic feet) in 1995 compared to $11.19 per barrel and $1.77 per MCF in 1994. The price of natural gas, decreased considerably during 1995. The major factors in the drop of natural gas prices for 1995 were increases in Canadian gas imports; an extremely 1994 mild winter in the United States which resulted in less than anticipated withdrawals from available gas storage; and relatively consistent operation by the existing nuclear plants.

    Wellhead prices are currently in the $1.80 to $2.00 per MCF range, and we are optimistic that prices will average $1.80 to $2.00 per MCF in 1996. The major factor in forecsating a higher MCF price in 1996 was the cold weather which the United States experienced. As a result of this, storage level gas has dropped about 29% full at the end of February 1996 compared to about twice that level the same time last year.

Regulation

    Various aspects of the Drilling Partnership's oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted and by certain agencies of the Federal government for operations on Federal leases.

Future Operations

    The 3-Dimensional Seismic Program conducted by Pennzoil in the S. W. Escobas area has had to be reprocessed several times before being interpreted. Because of this reprocessing, we have had some delays in this evaluation, but once complete, the data should determine whether or not we have an additional location(s) on this prospect.

    As of December 31, 1995 each Limited Partner has received $280 per each $5,000 unit. In 1996, the Drilling Company expects to make quarterly distribution if cash is available.

Item 2.  Properties

    The following table summarizes the Drilling Company's well count (# wells) and average net working interest (ANWI) in oil and natural gas wells by state that are commercially productive as of December 31, 1995:

                           Oil           Natural Gas          Total
                            # Wells ANWI    # Wells  ANWI  # Wells ANWI

    Texas............         -      -         8      .11        8     .11

    Louisiana........         -      -         1      .35        1     .35

    Oklahoma.........         -      -         -        -        -       -

    New Mexico.......         -      -         -        -        -       -

    Colorado.........         -      -         -        -        -       -

    Wyoming..........         2    .12         -        -        2     .12

                              2    .12         9      .14       11     .14

    See Note 8 to the Financial Statements for reserve information.

    No events during the first quarter of 1996 have substantially changed these numbers.

Item 3.  Legal Proceedings

    The litigation against Pennzoil and Sanchez-O'Brien Gas Corporation (Sanchez-O'Brien) on the Trevino leases in the S.W. Escobas Prospect is ongoing. The interests in the Trevino Leases, which comprise part of the S.W. Escobas Prospect, were acquired from Pennzoil. There are currently four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%-23.177% gross working interest. The interest in dispute in this lawsuit is 7/96 or 7.29% of Sanchez-O'Brien's and Pennzoil's interest. The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez-O'Brien. The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. The appellants (plaintiffs) filed an application for writ of error to the Texas Supreme Court after the Fourth District Court rejected a motion for a rehearing. As of March 21, 1996, The Texas Supreme Court has not issued an opinion. We are still optimistic that the Texas Supreme Court will rule in our favor. An unfavorable ruling would force the Drilling Company to forfeit the $179,732 currently being held in escrow. In addition, the Drilling Company would lose approximately 7.29% of its' interest in the Trevino properties, which would reduce the Drilling Company valuation by $60,436. The total potential adverse effect would be $44.82 per unit.

    Beginning June 1, 1992, Sanchez-O'Brien started escrowing the amounts in dispute in order to mitigate the effect to the Drilling Partnership and the Limited Partners. The following is an estimate of the net financial effect of this litigation.

    A.    Revenues received and applicable interest

          The Drilling Partnership would have to remit to the plantiffs 7.29% of revenues from the wells on the Trevino lease from May 1, 1987 forward, less the applicable share of well costs and operating expenses. The Drilling Partnership would also be responsible for any applicable interest. The amount payable from the Drilling Partnership for net revenues and applicable interest is estimated to be $260,570, with $130,285 due from the Drilling Company, or Limited Partners. Because this amount has already been paid out and used by the Drilling Company, the amounts would have to come from current and future revenues. The net impact per each $5,000 limited partnership unit would be $24.32.

    B.    Value of oil and natural gas reserves

          The plaintiffs would be entitled to future revenues to be derived from existing oil and natural gas reserves. The net effect of losing these reserves at January 1, 1996 to the Drilling Partnership is estimated to be $120,872, with $60,436 being the interest of the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $11.28.

    C.    Funds retained in escrow

          As mentioned, the Managing General Partner is currently escrowing the net revenues applicable to the disputed interest. At January 1, 1996, the total Drilling Partnership funds escrowed were $359,465, with $179,732 escrowed for the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $33.54. The Managing General Partner will continue to escrow the amounts in dispute. If the plaintiffs were to prevail, the funds would be paid to the plaintiffs. However, if the defendants prevail, these additional amounts would be available to the Drilling Company for operations and/or distributions.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to the Security Holders during the fourth quarter of 1995.

                                P A R T  II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

    The Drilling Company has no outstanding common stock at December 31, 1995. There is no market for the limited partnership interests of the Drilling Company and transferability is subject to certain conditions, including the consent of the Managing General Partner. The Drilling Company has 1,483 limited partners as of December 31, 1995.

    As of December 31, 1995, each Limited Partner has received $280 per each $5,000 unit. We hope to have distributions in 1996 if cash is available.

    According to the terms of the Drilling Company's Partnership Agreement, the General Partner is obligated to repurchase, if requested, the interests of limited partners in the Drilling Company. The maximum repurchase obligation is 10% of the Aggregate Limited Partners Contributions. The repurchase price will be based primarily on the discounted value of the Drilling Company's share of the oil and natural gas properties. On March 10, 1995, the Managing General Partner made a $396.23 repurchase offer for each of the outstanding $5,000 units, at December 31, 1994. The Managing General Partner repurchased 156 units during 1995. As of December 31, 1995, the Managing General Partner has repurchased 2,790 units, or 52.60%, of the total 5,304 units. A repurchase for each outstanding $5,000 unit at December 31, 1995 has not been made.

Item 6.  Selected Financial Data

    The financial results of operations of the Drilling Company as of and for the years ended December 31, 1995, 1994 and 1993 are as follows:
[CAPTION]
                                1995         1994         1993
[S]                          [C]         [C]         [C]
 Revenues. . . . . . . . . .$   794,046  1,201,010   2,348,526
 Expenses. . . . . . . . . .    718,122    844,365     948,321

 Net income. . . . . . . . .     75,924    356,645   1,400,205

 LP's net income (99%) . . .     75,165    353,079   1,386,203

 LP's net income per unit. .         14         67         261

 Total assets. . . . . . . .  1,437,217  1,337,650   1,920,226
 Working capital increase
  (decrease). . . . . . . ..$   292,421   (448,591)  1,318,118

 Partners' equity (deficit)
    Limited partners . . . .$ 1,184,440  1,109,275   1,753,878
    General partner. . . . .$    11,961     11,202      17,714

    See Notes 1, 2 and 3 to the Financial Statements for a discussion of the Drilling Company's significant accounting policies, allocations of revenues, costs and expenses and oil and gas producing activities.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The Drilling Company commenced operations on June 23, 1981. Substantially all of the Drilling Company's revenues are comprised of its proportionate share of the oil and natural gas sales of the Drilling Partnership.

Liquidity and Capital Resources

    The principal sources of the Drilling Company's working capital have been the capital contributions of the limited partners, bank borrowings (see Note 4 to the Financial Statements), advances from the Managing General Partner working capital provided from operations.

    During 1995, the price of oil increased and natural gas products decreased over 1994. The Drilling Company repaid the full amount of the note payable to the Managing General Partner on July 1, 1993.

Results of Operations

    The Drilling Company had net income of $75,924 in 1995, $356,645 in 1994 and $1,400,205 in 1993.

    Oil and natural gas sales totaled $784,339 in 1995, $1,191,979 in 1994 and $2,343,768 in 1993.

    Operating expenses as a percentage of oil and natural gas sales were 42.77% in 1995, 45.97% in 1994 and 20.43% in 1993.

    Interest income was $9,707 in 1995, $9,031 in 1994 and $4,738 in 1993.

    General and administrative expenses consist primarily of the Drilling Company's proportionate share of such expenses allocated to the Drilling Partnership from Sanchez-O'Brien Oil & Gas Corporation.

    The current year depletion amounted to $335,000. Depletion per net equivalent barrel of production was $3.73 in 1995, $1.82 in 1994 and $2.04 in 1993.

    On August 26, 1995, the Catarino Gracia #1 recompletion work was started. This well was recompleted to the W-16 sand and was put back on production on October 29, 1995 at a rate of 2,700 mcf/day. The Drilling Company share of the recompletion was $41,681 for a 12.50% W.I. and was recorded under oil and gas properties.

    On September 15, 1995, the Catarino Gracia #2 workover and recompletion work was started. The 145 joints of production casing that were corroded were replaced and the well was recompleted to the W-18 sand. This well was put back on production on September 26, 1995 at a rate of 700 mcf/day. The Drilling Company share of this workover and recompletion was $16,330 for a 12.50% and was recorded under operating expenses and oil and gas properties.

    On August 22, 1995, the Catarino Gracia #3 workover was started, 335 joints of tubing were pulled out of the well, 57 joints that were corroded were replaced and the well was put back on production on September 8, 1995.
The Drilling Company's share of this workover was $8,885 for a 11.458% W.I. and was recorded under operating expenses.

    The Drilling Company's share of the three projects was $66,896. Current cash flow will be used to pay for these projects.

    The last well in which the Drilling Partnership participated was the Hilda Estate #2, which was spudded on December 16, 1994 and was put on production on February 13, 1995. The Drilling Company's share of this well was $5,655 and was recorded under oil and gas properties in 1996. This well has total expected reserves of 450,000 barrels, based on our position and geology, we do not anticipate any additional locations on this prospect.

    On February 21, 1995, The Managing General Partner hired an outside consultant to do a revenue audit on Pennzoil operated wells for the period January 1992 thru December 1994. As of October 31, 1995, the Drilling Partnership has received $42,820 which was recorded during the 4th Quarter 1995.


Item 8.  Financial Statements and Supplementary Data


                Sanchez-O'Brien 1981-A Drilling Company
                        (a limited partnership)

                     Index to Financial Statements

Balance Sheets - December 31, 1995 and 1994

Statements of Operations - Years ended December 31, 1995, 1994 and 1993

Statements of Partners' Equity (Deficit) - Years ended December
31, 1995, 1994 and 1993

Cash Flows Statement of - Years ended December 31, 1995, 1994 and 1993.

Notes to Financial Statements

Schedule V - Property and Equipment - Years ended December 31, 1995,
1994 and 1993

Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property and Equipment - Years ended December 31, 1995, 1994 and
1993

All other schedules are omitted as the required information is unapplicable or the information is included in the financial statements or related notes.

                SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                        (a limited partnership)

                            Balance Sheets

                      December 31, 1995 and 1994
                              (Unaudited)

        ASSETS                                 1995            1994
Current assets:
  Cash                                  $   521,334         204,048
  Accounts receivable                        69,457          70,679

        Total current assets                590,791         274,727

Oil and natural gas properties (full
  cost method), at cost, pledged
  (notes 3 and 4)                        30,931,350      30,812,847
Less accumulated depreciation, depletion
  and amortization (note 3)              30,084,924      29,749,924

        Net oil and natural gas properties  846,426       1,062,923

Organization costs, less applicable
  amortization                                 -               -

        TOTAL ASSETS                      1,437,217       1,337,650
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable                          119,456          95,573
  Suspense payable-investors                121,360         121,600

        Total current liabilities           240,816         217,173

Partners' equity:
  Limited partners                        1,184,440       1,109,275
  General partner                            11,961          11,202

        Total partners' equity            1,196,401       1,120,477

        TOTAL LIABILITES AND
         PARTNERS' EQUITY               $ 1,437,217       1,337,650


See accompanying notes to financial statements.

                SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                        (a limited partnership)

                       Statements of Operations

             Years Ended December 31, 1995, 1994 and 1993
                              (Unaudited)


                                   1995            1994          1993
Revenues:
  Oil and natural gas sales   $  784,339       1,191,979     2,343,768
  Interest income                  9,707           9,031         4,738
  Other income                      -               -               20

                                 794,046       1,201,010     2,348,526

Expenses:
  Operating expenses             335,523         548,001       478,717
  General and administrative
    expenses (note 7)             47,599          56,364        46,235
  Depreciation, depletion and
    amortization (note 3)        335,000         240,000       398,000
  Interest expense                  -               -           25,369

                                 718,122         844,365       948,321

      Net income              $   75,924         356,645     1,400,205

      Net income applicable
        to limited partners   $   75,165         353,079     1,386,203

      Net income of limited
        partners per unit
        of limited partnership
        interest              $       14              67           261

      Number of units of limited
        partnership interests
        outstanding                5,304           5,304         5,304

See accompanying notes to financial statements.

                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

                  Statements of Partners' Equity (Deficit)

                Years Ended December 31, 1995, 1994 and 1993
                                 (Unaudited)



                                   Limited Partners
                                                                   Partners'
                                                        General     Equity
                                  Units      Amount     Partner    (Deficit)


Balances at December 31, 1992       5,304 $  840,261  $    8,486  $  848,747

  Cash distribution                  -      (472,586)     (4,774)   (477,360)

  Net income                         -     1,386,203      14,002   1,400,205


Balances at December 31, 1993       5,304  1,753,878      17,714   1,771,592

  Cash distribution                  -      (997,682)    (10,078) (1,007,760)

  Net income                         -       353,079       3,566     356,645


Balances at December 31, 1994       5,304  1,109,275      11,202   1,120,477

  Cash distribution                  -          -           -           -

  Net income                         -        75,165         759      75,924


Balances at December 31, 1995       5,304 $1,184,440  $   11,961  $1,196,401


See accompanying notes to financial statements.

                     SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                             (a limited partnership)

                            Statements of Cash Flows

                        December 31, 1995, 1994 and 1993
                                   (Unaudited)

                                                  1995      1994       1993
Cash flows from operating activities:
  Net income                                 $   75,924    356,645   1,400,205
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation, depletion and amortization  335,000    240,000     398,000
      Change in assets and liabilities:
        Accounts receivable                       1,222     36,038      63,518
        Accounts payable                         23,883    (53,061)    149,233
        Suspense payable                           (240)   121,600        -

         Total adjustments                      359,865    344,577     610,751

         Net cash provided by operating
            activities                          435,789    701,222   2,010,956

Cash flows from investing activities:
  Cash distributions                              -     (1,007,760)   (477,360)
  Additions to property and equipment          (118,503)   (37,476)     (2,722)

         Net cash used in investing activities (118,503)(1,045,236)   (480,082)

Cash flows from financing activities:
  Payments of long-term debt                       -          -     (1,189,402)
  Proceeds fom long-term debt                      -          -

         Net cash provided by financing activities -          -     (1,189,402)

Net increase (decrease) in cash and cash
  equivalents                                   317,226   (344,014)    341,472

Cash and cash equivalents at beginning of year  204,048    548,062     206,590

Cash and cash equivalents at end of year    $   521,334    204,048     548,062

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                     (a limited partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994



(1) Organization and Summary of Significant Accounting Policies

    Organization - Sanchez-O'Brien 1981-A Drilling Company

    Sanchez-O'Brien 1981-A Drilling Company (the Drilling Company), a Texas limited partnership, was formed on December 18, 1980 with Sanchez-O'Brien Drilling Corporation (a wholly-owned subsidiary of Sanchez-O'Brien Oil & Gas Corporation) as general partner and an organizational limited partner. On June 23, 1981, Sanchez-O'Brien Drilling Corporation, as general partner, and investors, representing 5,304 units of limited partnership interests ($5,000 per unit), entered into an Agreement of Limited Partnership for the Sanchez-O'Brien 1981-A Drilling Company. The Drilling Company is to remain in existence until December 31, 2011, unless dissolved prior to that date according to provisions of the Drilling Company Partnership Agreement. Sanchez-O'Brien Drilling Corporation and the individual limited partners are not required to make additional capital contributions to the Drilling Company.

    The Drilling Company Partnership Agreement provides for quarterly distributions from available cash.

    Organization - Sanchez-O'Brien 1981-A Drilling Partnership

    Sanchez-O'Brien 1981-A Drilling Partnership (the Drilling Partnership), a Texas general partnership, was organized on June 23, 1981 with Sanchez-O'Brien Oil & Gas Corporation as managing general partner and Sanchez-O'Brien 1981-A Drilling Company as general partner. The Drilling Partnership was formed to engage in oil and natural gas exploration, drilling, development, production and marketing in the United States. The Drilling Partnership is to remain in existence until December 31, 2011, unless dissolved prior to that date according to provisions of the Drilling Partnership Agreement.

    Sanchez-O'Brien Oil & Gas Corporation, as managing general partner, is required to make capital contributions to the Drilling Partnership on a current basis sufficient to pay the costs allocated to the managing general partner under the terms of the Drilling Partnership Agreement. The managing general partner was required to make capital contributions in an amount equal to 20 percent of the capital contributions of the limited partners to the Drilling Company, reduced by any organization or other costs incurred by the managing general partner which were reimbursed by the Drilling Company or the Drilling Partnership, by June 23, 1983. This capital contribution requirement was met, and cumulative capital contributions by the managing general partner total $5,331,953 as of December 31, 1995.

    The Drilling Partnership Agreement provides that funds in excess of amounts necessary to pay the partners' share of existing and anticipated expenditures, including the repayment of borrowings, shall be distributed quarterly to the partners of the Drilling Partnership.

    Basis of Financial Statement Presentation

    The financial statements of the Drilling Company include its proportionate share in specific assets, liabilities, revenues and expenses of the Drilling Partnership. All significant intercompany balances and transactions have been eliminated.

    Oil and Gas Properties

    The Drilling Company follows the full cost method of accounting for its proportionate interest in the oil and natural gas operations of the Drilling Partnership. Under this method, all costs incurred in the acquisition, exploration and development of properties, including costs of surrendered and abandoned leaseholds, delay lease rentals and dry holes, are capitalized. Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recognized. Depreciation, depletion and amortization of oil and natural gas properties is provided by the units-of-production method based on proved oil and natural gas reserves.

    Under the full cost method of accounting for oil and natural gas operations, capitalized costs of oil and natural gas properties are not to exceed the present value of future net revenues from estimated production of proved oil and natural gas properties plus the lower of cost or estimated fair market value of unproved properties. If capitalized costs exceed this limitation, an additional provision is to be made to depreciation, depletion and amortization.

    Federal Income Taxes

    For Federal income tax purposes, the partners' respective interests in the revenues, expenses and other deductions and credits of the Drilling Company are reportable in their individual tax returns. Accordingly, no provision or liability for Federal income taxes has been shown on the accompanying financial statements.

    Organization Costs

    Organization costs were capitalized and amortized over five years using the straight-line method.

    Syndication Costs

    Syndication costs (sales commissions to brokers for their sales of limited partnership interests) have been deducted directly from the capital accounts in the Drilling Company.

(2) Allocations of Revenues, Costs and Expenses

    Drilling Company

    All revenues, costs and expenses of the Drilling Company are allocated one percent to the general partner, Sanchez-O'Brien Drilling Corporation, and 99 percent to the limited partners. All revenues, costs and expenses are allocated to the individual limited partners in proportion to their capital accounts.

    Drilling Partnership

    Revenues and expenses of the Drilling Partnership which relate to capital wells (wells which are funded principally by capital contributions of the Drilling Company) are allocated 30 percent to the managing general partner, Sanchez-O'Brien Oil & Gas Corporation, and 70 percent to the general partner, the Drilling Company, until partnership payout is reached, and 50 percent to each partner thereafter. All costs of capital wells which are non-capitalized costs for Federal income tax purposes are charged to the Drilling Company. All capitalized costs of capital wells and leasehold costs relating to producing capital wells are charged to Sanchez-O'Brien Oil & Gas Corporation.

    All revenues, expenses, well costs and leasehold costs relating to subsequent wells (all wells other than the capital wells) are allocated 50 percent to Sanchez-O'Brien Oil & Gas
    Corporation and 50 percent to the Drilling Company.

    All interest earned as a result of the temporary investment of the Drilling Company's capital contribution to the Drilling
    Partnership was allocated 100 percent to the Drilling Company.


(3) Oil and Natural Gas Producing Activities

    The aggregate amount of capitalized costs of the Drilling
    Company's proportionate share of the oil and natural gas properties of the Drilling Partnership for the years ended
    December 31, 1995 and 1994 were as follows:

[CAPTION]
                                         1995            1994
[S]                                  [C]              [C]
       Costs related to proved
         properties                  $30,931,350      30,812,847
       Costs related to unproved
         properties                        -               -

                                      30,931,350      30,812,847

       Less accumulated depletion     30,084,924      29,749,924

                                     $   846,426       1,062,923

    The following schedule presents the results of operations of the Drilling Company's proportionate share of the oil and natural gas producing activities of the Drilling Partnership for the years ended December 31, 1995, 1994 and 1993:

[CAPTION]
                                      1995       1994       1993
[S]                                 [C]       [C]       [C]
       Oil and natural gas revenues $ 784,339 1,191,979 2,343,768
       Operating expenses             335,523   548,001   478,717
       Depreciation, depletion and
         amortization                 335,000   240,000   398,000

       Results of operations from
         producing activities
         (excluding overhead and
         interest costs)
         Net income                 $ 113,816   403,978 1,467,051


    Operating expenses include production taxes of $23,617, $79,247 and $169,481 in 1995, 1994 and 1993, respectively.

    The 1995 full cost ceiling test did not warrant an additional charge to depreciation, depletion and amortization. The calculation of the limitation on capitalized costs as of December 31, 1995 was based on $1.69 per MCF.

    The regular provision for depreciation, depletion and amortization per unit of production (net equivalent barrel) for the years ended December 31, 1995, 1994 and 1993 was $3.73, $1.82 and $2.04 respectively. These rates are exclusive of the amounts attributable to the limitation on capitalized costs.

    Over ninety percent of oil and natural gas sales were to Pennzoil in 1995, as seven producing wells are located in the
    S. W. Escobas Prospect, which Pennzoil is the operator.

(4) Notes Payable

    As of December 31, 1995, The Drilling Company does not have any debt.

(5) Federal Income Taxes

    Under the method of accounting followed by the Drilling Company for Federal income tax reporting purposes: (a) expenditures incurred in acquiring undeveloped properties and equipping productive oil and natural gas properties are capitalized, whereas such expenditures relating to dry holes are charged against earnings; (b) both productive and nonproductive intangible drilling and development costs are expensed currently; (c) revenues, expenses, capital contributions and distributions are generally recognized as cash received or paid; (d) tentative depletion expense is computed using the greater of cost or percentage depletion for each property; and (e) depreciation of lease and well equipment is computed using the accelerated cost recovery system over a five year period.

    The following is a reconciliation of the net income of the Drilling Company as reported herein, to its earnings reported for Federal income tax purposes for the years ended December
    31, 1995, 1994 and 1993.

[CAPTION]
                                      1995      1994       1993
[S]                            [C]           [C]      [C]
Net income as reported
  herein                       $   75,924    356,645  1,400,205

Less costs capitalized for financial
  reporting purposes which are expenses
  for tax purposes (primarily
  intangible drilling and dry hole
  costs)                                        -           440
  -

Add depreciation, depletion and
  amortization for financial
  reporting purposes              335,000    240,000    398,000

Less depreciation and cost depletion
  for tax purposes                 62,324     71,723     94,628

Differences in accrual method of
  accounting for financial reporting
  purposes and cash basis for tax
  purposes                        (72,120)    17,615      8,188

Income for Federal income tax
  purposes                    $   276,480    542,097  1,711,765

(6) Repurchase Obligations

    In accordance with the terms of the Drilling Company's Partnership Agreement, Sanchez-O'Brien Drilling Corporation is obligated to purchase, if requested, the interests of limited partners in the Drilling Company. The purchase price is to be based primarily on annual determinations of the discounted value of the Drilling Company's share of the oil and natural gas properties of the Drilling Partnership. The maximum repurchase obligation is 10% of the Aggregate Limited Partners' Capital Contributions. Sanchez-O'Brien Oil & Gas Corporation purchased 156 unit during 1995.

(7) Related Party Transactions

    Sanchez-O'Brien Oil & Gas Corporation functions as operator for the Drilling Partnership's wells. In this capacity, Sanchez-O'Brien Oil & Gas Corporation receives monthly fees as operator on drilling and producing wells, and under the terms of the Drilling Company and Drilling Partnership Agreements, Sanchez-O'Brien Oil & Gas Corporation is reimbursed for direct costs of performing services for the Drilling Company and the Drilling Partnership and for that part of its administrative overhead that reasonably pertains to the Drilling Company and the Drilling Partnership. These reimbursements amounted to $69,467 in 1995 for both the Drilling Partnership and Drilling Company. Of these amounts, $27,500 was paid for overhead reimbursements and $41,967 for direct administrative charges.

    The Drilling Company's share of the above reimbursements included $22,610 of administrative charges, both overhead and direct charges, for the year 1995.

    Accounts payable on the accompanying balance sheets are due the Managing General Partner.

    Substantially all of the Drilling Partnership's oil and natural gas leases were acquired from the Managing General
    Partner at cost, plus carrying and administrative charges.

    A staff overriding royalty pool, consisting of a maximum of 7% of the Drilling Partnership's net revenue interest in all oil and natural gas leases, is shared by certain geological, engineering and other key employees of Sanchez-O'Brien Oil & Gas Corporation.

(8) Oil and Natural Gas Reserves (Unaudited)

    The following is a summary of the Drilling Company's proportionate share of the proved oil and natural gas reserve quantities of the Drilling Partnership as estimated by Lone Cypress Engineering, Inc. of Houston, Texas.
[CAPTION]
                                       Oil and          Natural
                                      Condensate          Gas
                                      (Barrels)          (MCF)
       Proved developed and
         undeveloped reserves:
[S]                                    [C]           [C]
         Balance at December 31, 1994    49,413       2,714,558

           1995 adjustments                 182        (535,484)

           Production                    (4,959)       (507,854)

         Balance at December 31, 1995    44,636       1,671,220

       Proved developed and
         undeveloped reserves:

         December 31, 1993               21,779       4,781,018

         December 31, 1994               49,413       2,714,558

         December 31, 1995               44,636       1,671,220

    All the reserves of the Drilling Company are attributable to its interest in the Drilling Partnership, and all the reserves are located within the United States.

                                                                   Schedule V

                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

                           Property and Equipment

                Years Ended December 31, 1995, 1994 and 1993
[CAPTION]

                             Balance at                          Balance at
                            Beginning of                           End of
Classification                 Period     Additions   Retirements  Period

1993
[S]                            [C]          [C]             [C]   [C]
Oil and natural gas properties $30,772,649    2,722            0  30,775,371

1994

Oil and natural gas properties $30,775,371   37,476            0  30,812,847

1995

Oil and natural gas properties $30,812,847  124,923        6,420  30,931,350

                                                                  Schedule VI


                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

Accumulated Depreciation, Depletion
and Amortization

                Years Ended December 31, 1995, 1994 and 1993
[CAPTION]

                              Balance at                          Balance at
                             Beginning of                           End of
Classification                  Period     Additions   Retirements  Period

1993
[S]                            [C]          [C]            [C]    [C]
Oil and natural gas properties $29,111,924  398,000            0  29,509,924

1994

Oil and natural gas properties $29,509,924  240,000            0  29,749,924

1995

Oil and natural gas properties $29,749,924  335,000            0  30,084,924

Item 9.  Disagreements on Accounting and Financial Disclosure

    There have been no disagreements by the Drilling Company with its accountants on accounting or financial disclosures which would warrant disclosure pursuant to this item.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

    The Drilling Company has no directors or executive officers. The General Partner, Sanchez-O'Brien Drilling Corporation, is a wholly owned subsidiary of Sanchez-O'Brien Oil & Gas Corporation. The names, ages (as of March 1, 1995) and positions of the directors and executive officers of Sanchez-O'Brien Drilling Corporation are as follows:

    NAME                   AGE             POSITION

Antonio R. Sanchez, Jr.     53     Chairman of the Board and
                                   Chief Executive Officer

Brian E. O'Brien            62     Vice Chairman of the Board and
                                   President

Minita M. Freeman           75     Senior Vice President,
                                   Secretary, Treasurer and
                                   Director

Frank A. Guerra             47     Vice President - Finance

Olivero F. Garza, III       49     Assistant Secretary -
                                   Controller


    Antonio R. Sanchez, Jr., age 53, is Chairman of the Board and Chief Executive Officer. He holds a Bachelor of Business Administration degree and a Doctor of Jurisprudence degree from St. Mary's University of San Antonio, Texas. Prior to 1973, Mr. Sanchez, Jr., practiced law in both San Antonio and Laredo, Texas, and served as an administrative assistant to the Lieutenant Governor of Texas. In addition to his oil and natural gas investments, Mr. Sanchez, Jr. has other substantial investments.

    Brian E. O'Brien, age 62, is Vice Chairman of the Board and President.
Mr. O'Brien received a Bachelor of Science degree in geology from the University of Oklahoma in 1958 and a Master of Science degree in geology from the same university in 1963. From 1961 to 1969, Mr. O'Brien was employed by the Atlantic Refining Company where his principal responsibilities included geological evaluation and exploration of oil and natural gas prospects situated primarily along the Gulf Coast of Louisiana and Texas, and from 1969 to 1973, he was employed by Mesa Petroleum Company as that Company's geologist for the Gulf Coast area of Texas. In addition to his oil and natural gas investments, Mr. O'Brien has other substantial investments.

     Minita M. Freeman, age 75, is Senior Vice President, Secretary, Treasurer and a Director. Mrs. Freeman holds a Bachelor of Business Administration degree from the University of Texas at Austin with a major in accounting. Prior to joining affiliates of the Managing General Partner in 1975, Mrs. Freeman practiced accounting primarily in Laredo, Texas.

     Frank A. Guerra, age 47, Vice President-Finance, was employed by the Managing General Partner in early 1979. He is in charge of accounting for the Managing General Partner and all affiliates. Mr. Guerra was previously employed by Exxon Corporation as an accounting supervisor in the Exploration and Production Department from 1977 to 1979 and as a senior auditor on various staffs from 1972 to 1977. Mr. Guerra received a Bachelor of Business Administration degree in accounting from Texas A & M Universiry in 1971 and is a Certified Public Accountant.

     Olivero F. Garza, III, age 49, is Assistant Secretary and Controller for the Managing General Partner. He was employed in March 1980 as Manager of Corporate Accounting. Mr. Garza has twenty-six years of oil and natural gas experience with companies such as Exxon Corporation, Coastal Corporation and TransOcean Oil Company. Mr. Garza received a Bachelor of Business Administration degree in accounting from Pan American College in Edinburg, Texas in 1968.

     The terms of each officer and director named above expire at the Company's annual meeting of directors or such other time as his successor is duly elected and qualified.

Item 11.  Executive Compensation

     Inasmuch as the Drilling Company has no directors, officers or employees, it paid no remuneration during 1995. In accordance with the Agreement of Limited Partnership, the Drilling Company reimbursed the Managing General Partner for direct expenses and administrative and overhead expenses attributable to the operations of the Drilling Company (see Note 7 to the Financial Statements).

     All of the oil and natural gas properties of the Drilling Partnership were acquired at cost (including carrying costs) or were obtained on its behalf by the Managing General Partner from third parties. The Managing General Partner acts as operator for certain drilling or producing wells of the Drilling Partnership.

Item 12.  Security Owenership of Certain Benefical Owners and Management

(a) Principal Security Holders

    At December 31, 1995, Sanchez-O'Brien Oil & Gas Corporation, owned a 49.66 percent interest (2,634 units) in the Drilling Company. No other limited partner owned, of record or beneficially, more than one percent of the Drilling Company (See Note 6 to the Financial Statements).

    As provided under the terms of the Agreement of Limited Partnership, the General Partner has a one percent interest in all of the Drilling Company's revenues, expenses, profits or losses, and upon liquidation, a one percent interest in the drilling Company's properties.

    As provided under the terms of the Articles of Partnership of the Drilling Partnership, Sanchez-O'Brien Oil & Gas Corporation, the Managing General Partner of the Drilling Partnership, has a revenue interest which varies from 30 percent to 50 percent in the drilling Partnership's revenues.

(b) Amount of Sanchez-O'Brien OIl & Gas Corporation Securities Owned by Officers and Directors of Sanchez-O'Brien Oil & Gas Corporation

    At March 1, 1996, the Estate of Antonio R. Sanchez, Antonio R. Sanchez, Jr. and Brian E. O' Brien own one hundred percent of the outstanding common stock of Sanchez-O'Brien Oil & Gas Corporation.

(c)  Changes in control

    There have been no changes in control of the drilling Company during the period ended December 31, 1995.

Item 13.  Certain Relationships and Related Transactions

    During 1981, the Drilling Company paid Sanchez-O'Brien Drilling Corporation $300,000 for costs related to organizing the Drilling Company and offering the limited partnership interests therein. As operator of the Drilling
Partnership's wells, Sanchez-O'Brien Oil & Gas Corporation receives monthly fees on drilling and producing wells. The Drilling Partnership also paid Sanchez-O'Brien Oil & Gas Corporation a management fee of $1,193,400 in 1981. In addition, the Drilling Company and Drilling Partnership. Substantially all of the Drilling Partnership's oil and natural gas leases were acquired from Sanchez
- -O'Brien Oil & Gas Corporation at cost plus administrative and carrying charges. Certain key employees of Sanchez-O'Brien Oil & Gas Corporation participate in a staff overriding royalty pool consisting of a maximum of 7% of the Drilling Partnership's net revenue interest in all oil and natural gas leases. (See Note
7 to the Financial Statements).

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

(a) The following documents are filed as part of this annual report on Form 10-K:

          1.  Financial Statements
                (See Index to Financial Statements in Item 8)

          2.  Financial Statement Schedules
                The financial statement schedules are filed as part of this report as listed in the Index to Financial Statements in Item 8.

          3.  Exhibits:

              *3.1-Articles of Limited Partnership, as amended,
                   filed as exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 2-70390).

              *3.2-Articles of Partnership, as amended, filed as exhibit
                   4.2 to the Registrant's Registration Statement on Form S-1 (Reg. No. 2-70390).

              *Incorporated by reference, as indicated.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K for the twelve months ended December 31, 1995.

                                    SIGNATURES


    Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly aythorized on March 29, 1996.


                                     SANCHEZ-O'BRIEN OIL & GAS CORPORATION

                                     By  Sanchez-O'Brien Drilling Corporation



                                     By             Antonio R. Sanchez, Jr.
                                            Chairman of the Board of Directors
                                                  and Chief Executive Officer
                                                 (Principal Executive Officer)


    Pursuant to the requirements iof the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1996.


          Brian E. O'Brien                          Minita M. Freeman
Vice Chairman of the Board and President          Senior Vice President,
    (Principal Operating Officer)           Secretary, Treasurer and Director
                                       (Principal Financial Officer and Director


          Frank A. Guerra                           Oliver F. Garza, III
    Vice President - Finance                 Assistant Secretary - Controller
 (Principal Accounting Officer)

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant hasduly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1996.


                                     SANCHEZ-O'BRIEN OIL & GAS CORPORATION

                                     By Sanchez-O'Brien Drilling Corporation


                                     By            s/Antonio R. Sanchez, Jr.
                                                     Antonio R. Sanchez, Jr.
                                           Chairman of the Board of Directors
                                                and Chief Executive Officer
                                               (Principal Executive Officer)



        s/Brian E. O'Brien                        s/Minita M. Freeman
          Brian E. O'Brien                          Minita M. Freeman
Vice Chairman of the Board and President         Senior Vice President,
    (Principal Operating Officer)           Secretary, Treasurer and Director
                                       (Principal Financial Officer and Director


        s/Frank A. Guerra                         s/Olivero F. Garza, III
          Frank A. Guerra                           Olivero F. Garza, III
      Vice President - Finance             Assistant Secretary - Controller
   (Principal Accounting Officer)