Form 10-Q
period 1996-09-30
SANCHEZ O BRIEN OIL & GAS CORP
filed 1996-11-14
CIK 350212

[ARTICLE]                    5
[MULTIPLIER]                 1

[PERIOD-TYPE]               9-MOS
[PERIOD-START]              JAN-01-1996
[PERIOD-END]                SEP-30-1996

[CASH]                      437863
[SECURITIES]                0
[RECEIVABLES]               9423
[ALLOWANCES]                0
[INVENTORY]                 0
[CURRENT-ASSETS]            447286
[PP&E]                      30952097
[DEPRECIATION]              30191924
[TOTAL-ASSETS]              1207459
[CURRENT-LIABILITIES]       170502
[BONDS]                     0
[COMMON]                    0
[PREFERRED-MANDATORY]       0
[PREFERRED]                 0
[OTHER-SE]                  1036957
[TOTAL-LIABILITY-AND-EQUITY]1207459
[SALES]                     494188
[TOTAL-REVENUES]            494188
[CGS]                       0
[TOTAL-COSTS]               0
[OTHER-EXPENSES]            0
[LOSS-PROVISION]            0
[INTEREST-EXPENSE]          0
<INCOME-EXPENSE>            0
[INCOME-PRETAX]             238356
[INCOME-TAX]                0
[INCOME-CONTINUING]         238356
[DISCONTINUED]              0
[EXTRAORDINARY]             0
[CHANGES]                   0
[NET-INCOME]                238356
[EPS-PRIMARY]               .00
[EPS-DILUTED]               .00