Form 10-K
period 1996-12-31
SANCHEZ O BRIEN OIL & GAS CORP
filed 1997-03-28
CIK 350212

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities and Exchange Act of 1934


For the fiscal year ended December 31, 1996

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

                  SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
               ANNUAL REPORT ON FORM 10-K DECEMBER 31, 1996


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

    As of December 31, 1996, forty-three wells have been drilled. Of this number, ten wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold, and two are shut-in.

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

Major Purchasers

    Delhi Gas Marketing Corporation ("Delhi") purchased over 80% of the Drilling Company's total oil and natural gas sales during the year ended December 31, 1996 (See Note 3 to the Financial Statements).

Long-term Debt

    At December 31, 1996, The Drilling Company does not have any long term debt.

Marketing Conditions

    During 1996, the price of oil and natural gas products increased compared to 1995. The major factors in the increase of prices for 1996 were 1.) Cold weather in late 1995 and early 1996, gas storage was depleted and needed to be replaced which kept the average price of natural gas products around $2.06/mcf. 2.) Mild weather in 1994, gas storage was low going into the winter season of 1995. We had cold weather in late 1995 and early 1996 which helped keep prices higher than the year before.

    Wellhead prices per MCF during March 1997 are in the $1.60 to $1.70 range, and we are optimistic that prices will average $1.80 to $2.00 per MCF in 1997. During January and February 1997 gas products were sold for an estimated $3.75 and $2.65 per MCF, respectively. The drop in natural gas prices during the first quarter of 1997 was due to warmer weather and a correction to market prices by March.

Regulation

    Various aspects of the Drilling Partnership's oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted and by certain agencies of the Federal government for operations on Federal leases.

Future Operations

    The A.E. Gutierrez #1-A recompletion to the 10,350' sand started on September 26, 1996. The well was put back on production on October 8, 1996 at 1,015 MCF's per day. Currently the well is producing approximately 600 MCF's per day. The 1981-A Drilling Partnership cost through the February
1997 billing on this recompletion is $7,518, with $5,262 being the Drilling Company's share. The 1981-A Drilling Partnership's estimated cost is $37,234, with $26,064 being the Drilling Company's share.

    As of December 31, 1996 each Limited Partner has received $355 per each $5,000 unit. On June 24, 1996, a cash distribution was made for $75 per each $5,000 unit. Future distributions will be made after litigation on the S.W. Escobas (Trevino leases) prospect is settled.

Item 2.  Properties

    The following table summarizes the Drilling Company's well count (# wells) and average net working interest (ANWI) in oil and natural gas wells by state that are commercially productive as of December 31, 1996:

                           Oil           Natural Gas          Total
                            # Wells ANWI    # Wells  ANWI  # Wells ANWI

    Texas............         -      -         7      .11        7     .11

    Louisiana........         -      -         1      .35        1     .35

    Oklahoma.........         -      -         -        -        -       -

    New Mexico.......         -      -         -        -        -       -

    Colorado.........         -      -         -        -        -       -

    Wyoming..........         2    .12         -        -        2     .12

                              2    .12         8      .14       10     .14

    See Note 8 to the Financial Statements for reserve information.

    No events during the first quarter of 1997 have substantially changed these numbers.

Item 3.  Legal Proceedings

    The litigation against Pennzoil and Sanchez-O'Brien Gas Corporation (Sanchez-O'Brien) on the Trevino leases in the S.W. Escobas Prospect is ongoing. The interests in the Trevino Leases, which comprise part of the S.W. Escobas Prospect, were acquired from Pennzoil. There are currently four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%-23.177% gross working interest. The interest in dispute in this lawsuit is 7/96 or 7.29% of Sanchez-O'Brien's and Pennzoil's interest. The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez-O'Brien. The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. In May 1994, the San Antonio Court of Appeals affirmed the trial court's judgement.The appellants (plaintiffs) filed an application for writ of error to the Texas Supreme Court after the Fourth District Court rejected a motion for a rehearing. On November 6, 1994, the Texas Supreme Court denied the writ of error. On December 8, 1994, plaintiffs filed a motion for a rehearing in the Texas Supreme Court. The Texas Supreme Court granted a rehearing, and heard oral arguments during September 1995. On October 18, 1996, the Texas Supreme Court reversed the judgements of both lower courts.
On November 20, 1996, a motion for rehearing was filed and remains pending.

    An unfavorable ruling would force the Drilling Company to forfeit the $214,471 currently being held in escrow. In addition, the Drilling Company would lose approximately 7.29% of its' interest in the Trevino properties, which would reduce the Drilling Company valuation by $28,924. The total potential adverse effect would be $45.43 per each $5,000 limited partnership unit.

    Beginning June 1, 1992, Sanchez-O'Brien started escrowing the amounts in dispute in order to mitigate the effect to the Drilling Partnership and the Limited Partners. The following is an estimate of the net financial effect of this litigation.

    A.    Revenues received and applicable interest

          The Drilling Partnership would have to remit to the plantiffs 7.29% of revenues from the wells on the Trevino lease starting May 1, 1987 less the applicable share of well costs and operating expenses. The Drilling Partnership would also be responsible for any applicable interest. The amount payable from the Drilling Partnership for net revenues and applicable interest is estimated to be $260,570, with $130,285 due from the Drilling Company, or Limited Partners. Because this amount has already been paid out and used by the Drilling Company, the amounts would have to come from current and future revenues. The net impact per each $5,000 limited partnership unit would be $24.32.

    B.    Value of oil and natural gas reserves

          The plaintiffs would be entitled to future revenues to be derived from existing oil and natural gas reserves. The net effect of losing these reserves at January 1, 1997 to the Drilling Partnership is estimated to be $57,848, with $28,924 being the interest of the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $5.40.

    C.    Funds retained in escrow

          As mentioned, the Managing General Partner is currently escrowing the net revenues applicable to the disputed interest. At January 1, 1997, the total Drilling Partnership funds escrowed were $428,942, with $214,471 escrowed for the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $40.03. The Managing General Partner will continue to escrow the amounts in dispute. If the plaintiffs were to prevail, the funds would be paid to the plaintiffs. However, if the defendants prevail, these additional amounts would be available to the Drilling Company for operations and/or distributions.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to the Security Holders during the fourth quarter of 1996.

                                P A R T  II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

    The Drilling Company has no outstanding common stock at December 31, 1996. There is no market for the limited partnership interests of the Drilling Company and transferability is subject to certain conditions, including the consent of the Managing General Partner. The Drilling Company has 1,478 limited partners as of December 31, 1996.

    As of December 31, 1996, each Limited Partner has received $355 per each $5,000 unit. Future cash distributions will be made after litigation on the S.W. Escobas (Trevino leases) has been settled.

    According to the terms of the Drilling Company's Partnership Agreement, the General Partner is obligated to repurchase, if requested, the interests of limited partners in the Drilling Company. The maximum repurchase obligation is 10% of the Aggregate Limited Partners Contributions. The repurchase price will be based primarily on the discounted value of the Drilling Company's share of the oil and natural gas properties. The Managing General Partner repurchased 7 units during 1996. As of December 31, 1996, the Managing General Partner has repurchased 2,812 units, or 53.02%, of the total 5,304 units. A repurchase for each outstanding $5,000 unit at December 31, 1996 has not been made.

Item 6.  Selected Financial Data

    The financial results of operations of the Drilling Company as of and for the years ended December 31, 1996, 1995 and 1994 are as follows:
[CAPTION]
                                1996         1995         1994
[S]                          [C]         [C]         [C]
 Revenues. . . . . . . . . .$   729,269    794,046   1,201,010
 Expenses. . . . . . . . . .    350,923    718,122     844,365

 Net income. . . . . . . . .    378,346     75,924     356,645

 LP's net income (99%) . . .    374,563     75,165     353,079

 LP's net income per unit. .         71         14          67

 Total assets. . . . . . . .  1,339,406  1,437,217   1,337,650
 Working capital increase
  (decrease). . . . . . . ..$    92,081    292,421    (448,591)

 Partners' equity (deficit)
    Limited partners . . . .$ 1,165,181  1,184,440   1,109,275
    General partner. . . . .$    11,766     11,961      11,202

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

Liquidity and Capital Resources

    The principal sources of the Drilling Company's working capital have been the capital contributions of the limited partners, bank borrowings (see Note 4 to the Financial Statements), advances from the Managing General Partner and working capital provided from operations.

    During 1996, the price of oil and natural gas products increased over 1995. The Drilling Company repaid the full amount of the note payable to the Managing General Partner on July 1, 1993.

Results of Operations

    The Drilling Company had net income of $378,346 in 1996, $75,924 in 1995, and $356,645 in 1994.

    Oil and natural gas sales totaled $716,938 in 1996, $784,339 in 1995, and $1,191,979 in 1994.

    Operating expenses as a percentage of oil and natural gas sales were 25.49% in 1996, 42.77% in 1995, and 45.97% in 1994.

    Interest income was $12,331 in 1996, $9,707 in 1995, and $9,031 in 1994.

    General and administrative expenses consist primarily of the Drilling Company's proportionate share of such expenses allocated to the Drilling Partnership from Sanchez-O'Brien Oil & Gas Corporation.

    The current year depletion amounted to $138,000. Depletion per net equivalent barrel of production was $2.48 in 1996, $3.73 in 1995, $1.82 in 1994.

    The A.E. Gutierrez #1-A recompletion to the 10,350' sand started on September 26, 1996. The well was put back on production on October 8, 1996 at a rate of 1,015 mcf/day. The Drilling Company's share of the recompletion was $5,262 through the February 1997 billing for a 11.67% W.I. and was recorded under oil and gas properties.

Item 8.  Financial Statements and Supplementary Data


                Sanchez-O'Brien 1981-A Drilling Company
                        (a limited partnership)

                     Index to Financial Statements

Balance Sheets - December 31, 1996 and 1995

Statements of Operations - Years ended December 31, 1996, 1995 and 1994

Statements of Partners' Equity (Deficit) - Years ended December
31, 1996, 1995 and 1994

Cash Flows Statement of - Years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements

Schedule V - Property and Equipment - Years ended December 31, 1996,
1995 and 1994

Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property and Equipment - Years ended December 31, 1996, 1995 and 1994

All other schedules are omitted as the required information is unapplicable or the information is included in the financial statements or related notes.

                SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                        (a limited partnership)

                            Balance Sheets

                      December 31, 1996 and 1995
                              (Unaudited)

        ASSETS                                 1996            1995
Current assets:
  Cash                                  $   501,298         521,334
  Accounts receivable                       103,217          69,457

        Total current assets                604,515         590,791

Oil and natural gas properties (full
  cost method), at cost, pledged
  (notes 3 and 4)                        30,957,815      30,931,350
Less accumulated depreciation, depletion
  and amortization (note 3)              30,222,924      30,084,924

        Net oil and natural gas properties  734,891         846,426

Organization costs, less applicable
  amortization                                 -               -

        TOTAL ASSETS                      1,339,406       1,437,217
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable                            7,834         119,456
  Suspense payable-investors                154,625         121,360

        Total current liabilities           162,459         240,816

Partners' equity:
  Limited partners                        1,165,181       1,184,440
  General partner                            11,766          11,961

        Total partners' equity            1,176,947       1,196,401

        TOTAL LIABILITES AND
         PARTNERS' EQUITY               $ 1,339,406       1,437,217


See accompanying notes to financial statements.

                SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                        (a limited partnership)

                       Statements of Operations

             Years Ended December 31, 1996, 1995 and 1994
                              (Unaudited)


                                   1996            1995          1994
Revenues:
  Oil and natural gas sales   $  716,938         784,339     1,191,979
  Interest income                 12,331           9,707         9,031
  Other income                      -               -             -

                                 729,269         794,046     1,201,010

Expenses:
  Operating expenses             182,750         335,523       548,001
  General and administrative
    expenses (note 7)             30,173          47,599        56,364
  Depreciation, depletion and
    amortization (note 3)        138,000         335,000       240,000
  Interest expense                  -               -             -

                                 350,923         718,122       844,365

      Net income              $  378,346          75,924       356,645

      Net income applicable
        to limited partners   $  374,563          75,165       353,079

      Net income of limited
        partners per unit
        of limited partnership
        interest              $       71              14            67

      Number of units of limited
        partnership interests
        outstanding                5,304           5,304         5,304

See accompanying notes to financial statements.

                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

                  Statements of Partners' Equity (Deficit)

                Years Ended December 31, 1996, 1995, and 1994
                                 (Unaudited)



                                   Limited Partners
                                                                   Partners'
                                                        General     Equity
                                  Units      Amount     Partner    (Deficit)


Balances at December 31, 1993       5,304 $1,753,878  $   17,714  $1,771,592

  Cash distribution                  -      (997,682)    (10,078) (1,007,760)

  Net income                         -       353,079       3,566     356,645


Balances at December 31, 1994       5,304  1,109,275      11,202   1,120,477

  Cash distribution                  -          -           -           -

  Net income                         -        75,165         759      75,924


Balances at December 31, 1995       5,304  1,184,440      11,961   1,196,401

  Cash distribution                         (393,822)     (3,978)   (397,800)

  Net income                                 374,563       3,783     378,346

Balances at December 31, 1996       5,304 $1,165,181  $   11,766  $1,176,947

See accompanying notes to financial statements.

                     SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                             (a limited partnership)

                            Statements of Cash Flows

                        December 31, 1996, 1995 and 1994
                                   (Unaudited)

                                                  1996      1995       1994
Cash flows from operating activities:
  Net income                                 $  378,346     75,924     356,645
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation, depletion and amortization  138,000    335,000     240,000
      Change in assets and liabilities:
        Accounts receivable                     (33,760)     1,222      36,038
        Accounts payable                       (111,622)    23,883     (53,061)
        Suspense payable                         33,265       (240)    121,600
         Total adjustments                       25,883    359,865     344,577

         Net cash provided by operating
            activities                          404,229    435,789     701,222

Cash flows from investing activities:
  Cash distributions                           (397,800)      -     (1,007,760)
  Additions to property and equipment           (26,465)  (118,503)    (37,476)

         Net cash used in investing activities (424,265)  (118,503) (1,045,236)

Cash flows from financing activities:
  Payments of long-term debt                       -          -           -
  Proceeds fom long-term debt                      -          -           -

         Net cash provided by financing activities -          -           -

Net increase (decrease) in cash and cash
  equivalents                                   (20,036)    317,226)   (344,014)

Cash and cash equivalents at beginning of year  521,334    204,048     548,062

Cash and cash equivalents at end of year    $   501,298    521,334     204,048

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                     (a limited partnership)

                  Notes to Financial Statements

                   December 31, 1996 and 1995



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

    Sanchez-O'Brien Oil & Gas Corporation, as managing general partner, is required to make capital contributions to the Drilling Partnership on a current basis sufficient to pay the costs allocated to the managing general partner under the terms of the Drilling Partnership Agreement. The managing general partner was required to make capital contributions in an amount equal to 20 percent of the capital contributions of the limited partners to the Drilling Company, reduced by any organization or other costs incurred by the managing general partner which were reimbursed by the Drilling Company or the Drilling Partnership, by June 23, 1983. This capital contribution requirement was met, and cumulative capital contributions by the managing general partner total $5,331,953 as of December 31, 1996.

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


(3) Oil and Natural Gas Producing Activities

    The aggregate amount of capitalized costs of the Drilling
    Company's proportionate share of the oil and natural gas properties of the Drilling Partnership for the years ended
    December 31, 1996 and 1995 were as follows:

[CAPTION]
                                         1996            1995
[S]                                  [C]              [C]
       Costs related to proved
         properties                  $30,957,815      30,931,350
       Costs related to unproved
         properties                        -               -

                                      30,957,815      30,931,350

       Less accumulated depletion     30,222,924      30,084,924

                                     $   734,891         846,426

    The following schedule presents the results of operations of the Drilling Company's proportionate share of the oil and natural gas producing activities of the Drilling Partnership for the years ended December 31, 1996, 1995 and 1994:

[CAPTION]
                                      1996       1995       1994
[S]                                 [C]       [C]       [C]
       Oil and natural gas revenues $ 716,938   784,339 1,191,979
       Operating expenses             182,750   335,523   548,001
       Depreciation, depletion and
         amortization                 138,000   335,000   240,000

       Results of operations from
         producing activities
         (excluding overhead and
         interest costs)
         Net income                 $ 396,188   113,816   403,978


    Operating expenses include production taxes of $3,119, $23,617, and $79,247 in 1996, 1995 and 1994, respectively.

    The 1996 full cost ceiling test did not warrant an additional charge to depreciation, depletion and amortization. The calculation of the limitation on capitalized costs as of December 31, 1996 was based on $1.83 per MCF.

    The regular provision for depreciation, depletion and amortization per unit of production (net equivalent barrel) for the years ended December 31, 1996, 1995 and 1994 was $2.48, $3.73 and $1.82 respectively. These rates are exclusive of the amounts attributable to the limitation on capitalized costs.

    Over eighty percent of oil and natural gas sales from seven
    S. W. Escobas producing wells were sold to Delhi during 1996.

(4) Notes Payable

    As of December 31, 1996, the Drilling Company does not have any debt.

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

    The following is a reconciliation of the net income of the Drilling Company as reported herein, to its earnings reported for Federal income tax purposes for the years ended December 31, 1996, 1995 and 1994.

[CAPTION]
                                      1996      1995       1994
[S]                            [C]           [C]      [C]
Net income as reported
  herein                       $  378,346     75,924    356,645

Less costs capitalized for financial
  reporting purposes which are expenses
  for tax purposes (primarily
  intangible drilling and dry hole
  costs)                           13,475     83,633       -

Add depreciation, depletion and
  amortization for financial
  reporting purposes              138,000    335,000    240,000

Less depreciation and cost depletion
  for tax purposes                 63,476     62,324     71,723

Differences in accrual method of
  accounting for financial reporting
  purposes and cash basis for tax
  purposes                         18,063     11,513     17,615

Income for Federal income tax
  purposes                    $   457,458    276,480    542,097

(6) Repurchase Obligations

    In accordance with the terms of the Drilling Company's Partnership Agreement, Sanchez-O'Brien Drilling Corporation is obligated to purchase, if requested, the interests of limited partners in the Drilling Company. The purchase price is to be based primarily on annual determinations of the discounted value of the Drilling Company's share of the oil and natural gas properties of the Drilling Partnership. The maximum repurchase obligation is 10% of the Aggregate Limited Partners' Capital Contributions. Sanchez-O'Brien Oil & Gas Corporation purchased 7 units during 1996.

(7) Related Party Transactions

    Sanchez-O'Brien Oil & Gas Corporation functions as operator for the Drilling Partnership's wells. In this capacity, Sanchez-O'Brien Oil & Gas Corporation receives monthly fees as operator on drilling and producing wells, and under the terms of the Drilling Company and Drilling Partnership Agreements, Sanchez-O'Brien Oil & Gas Corporation is reimbursed for direct costs of performing services for the Drilling Company and the Drilling Partnership and for that part of its administrative overhead that reasonably pertains to the Drilling Company and the Drilling Partnership. These reimbursements amounted to $46,321 in 1996 for both the Drilling Partnership and Drilling Company. Of these amounts, $30,000 was paid for overhead reimbursements and $16,321 for direct administrative charges.

    The Drilling Company's share of the above reimbursements included $11,721 of administrative charges, both overhead and direct charges, for the year 1996.

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

(8) Oil and Natural Gas Reserves (Unaudited)

    The following is a summary of the Drilling Company's proportionate share of the proved oil and natural gas reserve quantities of the Drilling Partnership as estimated by Lone Cypress Engineering, Inc. of Houston, Texas.
[CAPTION]
                                       Oil and          Natural
                                      Condensate          Gas
                                      (Barrels)          (MCF)
       Proved developed and
         undeveloped reserves:
[S]                                    [C]           [C]
         Balance at December 31, 1995    44,636       1,671,220

           1996 adjustments               3,193         148,110

           Production                    (4,348)       (307,718)

         Balance at December 31, 1996    43,481       1,511,612

       Proved developed and
         undeveloped reserves:

         December 31, 1994               49,413       2,714,558

         December 31, 1995               44,636       1,671,220

         December 31, 1996               43,481       1,511,612

    All the reserves of the Drilling Company are attributable to its interest in the Drilling Partnership, and all the reserves are located within the United States.

                                                                   Schedule V

                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

                           Property and Equipment

                Years Ended December 31, 1996, 1995 and 1994
[CAPTION]

                             Balance at                          Balance at
                            Beginning of                           End of
Classification                 Period     Additions   Retirements  Period

1994
[S]                            [C]          [C]             [C]   [C]
Oil and natural gas properties $30,775,371   37,476            0  30,812,847

1995

Oil and natural gas properties $30,812,847  124,923        6,420  30,931,350

1996

Oil and natural gas properties $30,931,350   26,465            0  30,957,815

                                                                  Schedule VI


                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

Accumulated Depreciation, Depletion
and Amortization

                Years Ended December 31, 1996, 1995 and 1994
[CAPTION]

                              Balance at                          Balance at
                             Beginning of                           End of
Classification                  Period     Additions   Retirements  Period

1994
[S]                            [C]          [C]            [C]    [C]
Oil and natural gas properties $29,509,924  240,000            0  29,749,924

1995

Oil and natural gas properties $29,749,924  225,000            0  30,084,924

1996

Oil and natural gas properties $30,084,924  138,000            0  30,222,924

Item 9.  Disagreements on Accounting and Financial Disclosure

    There have been no disagreements by the Drilling Company with its accountants on accounting or financial disclosures which would warrant disclosure pursuant to this item.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

    The Drilling Company has no directors or executive officers. The General Partner, Sanchez-O'Brien Drilling Corporation, is a wholly owned subsidiary of Sanchez-O'Brien Oil & Gas Corporation. The names, ages (as of March 1, 1997) and positions of the directors and executive officers of Sanchez-O'Brien Drilling Corporation are as follows:

    NAME                   AGE             POSITION

Antonio R. Sanchez, Jr.     54     Chairman of the Board and
                                   Chief Executive Officer

Brian E. O'Brien            63     Vice Chairman of the Board and
                                   President

Minita M. Freeman           76     Senior Vice President,
                                   Secretary, Treasurer and
                                   Director

Frank A. Guerra             48     Vice President - Finance

Olivero F. Garza, III       50     Assistant Secretary -
                                   Controller


    Antonio R. Sanchez, Jr., age 54, is Chairman of the Board and Chief Executive Officer. He holds a Bachelor of Business Administration degree and a Doctor of Jurisprudence degree from St. Mary's University of San Antonio, Texas. Prior to 1973, Mr. Sanchez, Jr., practiced law in both San Antonio and Laredo, Texas, and served as an administrative assistant to the Lieutenant Governor of Texas. In addition to his oil and natural gas investments, Mr. Sanchez, Jr. has other substantial investments.

    Brian E. O'Brien, age 63, is Vice Chairman of the Board and President.
Mr. O'Brien received a Bachelor of Science degree in geology from the University of Oklahoma in 1958 and a Master of Science degree in geology from the same university in 1963. From 1961 to 1969, Mr. O'Brien was employed by the Atlantic Refining Company where his principal responsibilities included geological evaluation and exploration of oil and natural gas prospects situated primarily along the Gulf Coast of Louisiana and Texas, and from 1969 to 1973, he was employed by Mesa Petroleum Company as that Company's geologist for the Gulf Coast area of Texas. In addition to his oil and natural gas investments, Mr. O'Brien has other substantial investments.

     Minita M. Freeman, age 76, is Senior Vice President, Secretary, Treasurer and a Director. Mrs. Freeman holds a Bachelor of Business Administration degree from the University of Texas at Austin with a major in accounting. Prior to joining affiliates of the Managing General Partner in 1975, Mrs. Freeman practiced accounting primarily in Laredo, Texas.

     Frank A. Guerra, age 48, Vice President-Finance, was employed by the Managing General Partner in early 1979. He is in charge of accounting for the Managing General Partner and all affiliates. Mr. Guerra was previously employed by Exxon Corporation as an accounting supervisor in the Exploration and Production Department from 1977 to 1979 and as a senior auditor on various staffs from 1972 to 1977. Mr. Guerra received a Bachelor of Business Administration degree in accounting from Texas A & M Universiry in 1971 and is a Certified Public Accountant.

     Olivero F. Garza, III, age 50, is Assistant Secretary and Controller for the Managing General Partner. He was employed in March 1980 as Manager of Corporate Accounting. Mr. Garza has twenty-six years of oil and natural gas experience with companies such as Exxon Corporation, Coastal Corporation and TransOcean Oil Company. Mr. Garza received a Bachelor of Business Administration degree in accounting from Pan American College in Edinburg, Texas in 1968.

     The terms of each officer and director named above expire at the Company's annual meeting of directors or such other time as his successor is duly elected and qualified.

Item 11.  Executive Compensation

     Inasmuch as the Drilling Company has no directors, officers or employees, it paid no remuneration during 1996. In accordance with the Agreement of Limited Partnership, the Drilling Company reimbursed the Managing General Partner for direct expenses and administrative and overhead expenses attributable to the operations of the Drilling Company (see Note 7 to the Financial Statements).

     All of the oil and natural gas properties of the Drilling Partnership were acquired at cost (including carrying costs) or were obtained on its behalf by the Managing General Partner from third parties. The Managing General Partner acts as operator for certain drilling or producing wells of the Drilling Partnership.

Item 12.  Security Owenership of Certain Benefical Owners and Management

(a) Principal Security Holders

    At December 31, 1996, Sanchez-O'Brien Oil & Gas Corporation, owned a 53.02 percent interest (2,812 units) in the Drilling Company. No other limited partner owned, of record or beneficially, more than one percent of the Drilling Company (See Note 6 to the Financial Statements).

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

(b) Amount of Sanchez-O'Brien Oil & Gas Corporation Securities Owned by Officers and Directors of Sanchez-O'Brien Oil & Gas Corporation

    At March 1, 1997, the Estate of Antonio R. Sanchez, Antonio R. Sanchez, Jr. and Brian E. O' Brien own one hundred percent of the outstanding common stock of Sanchez-O'Brien Oil & Gas Corporation.

(c)  Changes in control

    There have been no changes in control of the Drilling Company during the period ended December 31, 1996.

Item 13.  Certain Relationships and Related Transactions

    During 1981, the Drilling Company paid Sanchez-O'Brien Drilling Corporation $300,000 for costs related to organizing the Drilling Company and offering the limited partnership interests therein. As operator of the Drilling Partnership's wells, Sanchez-O'Brien Oil & Gas Corporation receives monthly fees on drilling and producing wells. The Drilling Partnership also paid Sanchez-O'Brien Oil & Gas Corporation a management fee of $1,193,400 in 1981. In addition, the Drilling Company and Drilling Partnership. Substantially all of the Drilling Partnership's oil and natural gas leases were acquired from Sanchez-O'Brien Oil & Gas Corporation at cost plus administrative and carrying charges. Certain key employees of Sanchez-O'Brien Oil & Gas Corporation participate in a staff overriding royalty pool consisting of a maximum of 7% of the Drilling Partnership's net revenue interest in all oil and natural gas leases. (See Note 7 to the Financial Statements).

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

(b)  Reports on Form 8-K

     There were no reports on Form 8-K for the twelve months ended December 31, 1996.

                                    SIGNATURES


    Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly aythorized on March 27, 1997.


                                     SANCHEZ-O'BRIEN OIL & GAS CORPORATION

                                     By  Sanchez-O'Brien Drilling Corporation



                                     By             Antonio R. Sanchez, Jr.
                                            Chairman of the Board of Directors
                                                  and Chief Executive Officer
                                                 (Principal Executive Officer)


    Pursuant to the requirements iof the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997.


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


          Frank A. Guerra                           Oliver F. Garza, III
    Vice President - Finance                 Assistant Secretary - Controller
 (Principal Accounting Officer)

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant hasduly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.




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