Form 10-Q/A
period 1996-09-30
SANCHEZ O BRIEN OIL & GAS CORP
filed 1997-04-02
CIK 350212

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarter ended         September 30, 1996
                               or
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

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
         QUARTERLY REPORT ON FORM 10-Q SEPTEMBER 30, 1996


                              INDEX


PART I -  Financial information:

 Item 1. Financial Statements
         Balance Sheets for the periods September 30, 1996 and
            December 31, 1995
         Statements of Operations for three months and nine months ended
            September 30, 1996 and 1995
         Statement of Partners' Equity as of September 30, 1996
         Statements of Cash Flow for the nine months ended
            September 30, 1996 and 1995
 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations


PART II - Other information:

 Item 1. Legal Proceedings
 Item 2. Changes in Securities (not applicable)
 Item 3. Defaults upon Senior Securities (not applicable)
 Item 4. Submission of Matters to a Vote of Security Holders
            (not applicable)
 Item 5. Other Information (not applicable)
 Item 6. Exhibits and Reports on Form 8-K
         Signatures

                     Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                              Balance Sheets
                                (Unaudited)
                                              September 30,      December 31,
                                                  1996               1995
  ASSETS

Current assets:
  Cash                                           $   437,863          521,334
  Accounts receivable                                  9,423           69,457

       Total current assets                          447,286          590,791

Oil and natural gas properties (full cost
  method), at cost, pledged (note 2)              30,952,097       30,931,350
Less accumulated depreciation, depletion
  and amortization (note 2)                       30,191,924       30,084,924

       Net oil and natural gas properties            760,173          846,426

Organization costs, less applicable
  amortization                                             0                0
                                                   1,207,459        1,437,217

LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable                                    15,167          119,456
  Suspense payable-investors                         155,335          121,360

       Total current liabilities                     170,502          240,816

Partners' equity:
  Limited partners                                 1,022,612        1,184,440
  General partner                                     14,345           11,961

       Total partners' equity                      1,036,957        1,196,401
                                                 $ 1,207,459        1,437,217
See accompanying notes to financial statements.

                    Sanchez-O'Brien 1981-A Drilling Company
                           (a limited partnership)
                           Statements of Operations
                                 (Unaudited)
                                 Three Months Ended      Nine Months Ended
                                   September 30            September 30,
                                  1996         1995      1996       1995
REVENUES:
  Oil and natural gas sales      $113,767     165,513    $494,188   585,725
  Interest income                   1,360       2,803       9,103     6,443
  Other income                          0           0           0         0

                                  115,127     168,316     503,291   592,168
EXPENSES:
  Operating expenses               38,164      45,726     132,549   271,722
  General and administrative        4,119       4,000      25,386    43,555
  Interest                              0           0           0         0
  Depreciation, depletion
    and amortization (note 2)      22,000      62,000     107,000   172,000

                                   64,283     111,726     264,935   487,277

    Net income                   $ 50,844      56,590    $238,356   104,891














See accompanying notes to financial statements.

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                       Statement of Partners' Equity
                    Nine Months Ended September 30, 1996
                                (Unaudited)

                                         Limited       General
                                        Partners       Partner        Total
Balances at December 31, 1995          $1,184,440       11,961      1,196,401

Cash distributions                       (397,800)           0       (397,800)

Net income                                235,972        2,384        238,356

Balances at September 30, 1996         $1,022,612       14,345      1,036,957


See accompanying notes to financial statements.

TABLE

             Sanchez-O'Brien 1981-A Drilling Company
                             (a limited partnership)
                            Statements of Cash Flows
                                 (Unaudited)
                                                   Nine Months Ended
                                                     September 30,
                                                  1996               1995
Cash flows from operating activities:
 Net income                                   $238,356             104,891
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and
         amortization                          107,000             172,000
     Change in assets and liabilities:
      Accounts receivable                       60,034               6,791
      Accounts payable                        (104,289)            (21,997)
      Suspense payable                          33,975                (240)

      Total adjustments                         96,720             156,554

       Net cash provided by operating
         activities                            335,076             261,445

Cash flows from investing activities:
 Cash distributions                           (397,800)                  0
 Purchases of property and equipment           (20,747)            (62,249)

       Net cash used in investing
         activities                           (418,547)            (62,249)

Cash flows from financing activities:
  Payment of long-term debt                          0                   0
  Proceeds from long-term debt                       0                   0

       Net cash provided by (used) financing
         activities                                  0                   0

Net increase (decrease) in cash and
 cash equivalents                              (83,471)            199,196

Cash and cash equivalents at beginning
 year                                          521,334             204,048

Cash and cash equivalents at end of
 quarter                                      $437,863             403,244

See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)

                  Notes to Financial Statements

                       September 30, 1996

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

    c.General

      The financial statements included herein were prepared by the Managing General Partner. In the opinion of management, all adjustments have been made which are necessary for a fair presentation of the financial position of the Drilling Company at September 30, 1996 and the results of operations for the period then ended.

(2)    Oil and Gas Properties

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

(3)    Notes Payable

  As of September 30, 1996, The Drilling Company does not have any debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  As of September 30, 1996, forty-three wells have been drilled. Of this number, eleven wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold and one is shut-in.

  The 3-Dimensional Seismic Program conducted by Pennzoil Exploration and Production Company ("Pennzoil") in the S. W. Escobas area has had to be reprocessed several times before being interpreted. Because of this reprocessing, we have had some delays in this evaluation, but once complete, the data should determine whether or not we have an additional location(s) on this prospect.

  On September 26, 1996, The A. E. Gutierrez #1-A recompletion to the 10,350' sand started. The well was put back on production on October 8, 1996 at 1.15 mcf's per day. The 1981 Drilling Partnership estimated cost is $37,234 with $18,617 being the Drilling Company's share.

  As of September 30, 1996, the Drilling Company's share of capital expenditures of the Drilling Partnership were in excess of the available funds of the Drilling Company. Financing of these expenditures was provided through borrowings from the Managing General Partner.

  As of September 30, 1996, each Limited Partner has received $355 per each $5,000 unit. During June 24, 1996 a cash distribution was made for $75 per each $5,000 unit. Future distributions will be made after litigation on the S. W. Escobas (Trevino Leases) is settled.

                    PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

  The litigation against Pennzoil and Sanchez-O'Brien on the Trevino leases in the S. W. Escobas Prospect is ongoing. The interests in the Trevino Leases, which comprise part of the S.
  W. Escobas Prospect, were acquired from Pennzoil. There are currently four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%-23.177% gross working interest. The interest in dispute in this lawsuit is 7/96 or 7.29% of Sanchez-O'Brien's and Pennzoil's interest.
  The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez-O'Brien. The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. The appellants
  (plaintiffs) filed an application for writ of error to the Texas Supreme Court after the Fourth District Court rejected a motion for a rehearing. On October 18, 1996, The Texas
  Supreme Court ruled by a vote of 5 to 4 in favor of the plaintiffs. An unfavorable ruling would force the Drilling Company to forfeit the $203,996 currently being held in escrow by Sanchez-O'Brien Oil
  & Gas Corporation. In addition, the Drilling Company would lose approximately 7.29% of its' interest in the Trevino properties, which would reduce the Drilling Company valuation by $27,708. The total potential adverse effect would be $43.25 per unit.

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

    b.Value of oil and gas revenues

      The plaintiffs would be entitled to future revenues to be derived from existing oil and gas revenues. The net effect of losing these reserves at September 30, 1996 to the Drilling Partnership is estimated to be $55,416, with $27,708 being the interest of the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $5.17.

    c.Funds retained in escrow

      As mentioned, the Managing General Partner is currently escrowing the net revenues applicable to the disputed interest. At September 30, 1996, the total Drilling Company funds being escrowed were $407,992, with $203,996 escrowed for the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $38.07. The Managing General Partner will continue to escrow the amounts in dispute. If the plaintiffs were to prevail, the funds would be paid to the plaintiff.
      However, if the defendants prevail, these additional amounts would be available to the Drilling Company for operations and/or distributions.

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


                       SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                            (Registrant)

                       By Sanchez-O'Brien Drilling Corporation.
                            General Partner



     Date:  11/14/96   By:  M. M. FREEMAN
                            M. M. Freeman
                            Senior Vice President, Treasurer,
                            Secretary and Director (Principal
                            Financial Officer)



     Date:  11/14/96   By:  OLIVER GARZA
                            Oliver Garza
                            Assistant Secretary - Controller


