Form 10-Q/A
period 1996-06-30
SANCHEZ O BRIEN OIL & GAS CORP
filed 1997-04-07
CIK 350212

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarter ended         June 30, 1996
                               or
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

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
           QUARTERLY REPORT ON FORM 10-Q JUNE 30, 1996


                              INDEX


PART I -  Financial information:

 Item 1. Financial Statements
         Balance Sheets for the periods June 30, 1996 and
            December 31, 1995
         Statements of Operations for three six months ended
            June 30, 1996 and 1995
         Statement of Partners' Equity as of June 30, 1996 Statements of Cash Flow for the six months ended
            June 30, 1996 and 1995
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - Other information:

 Item 1. Legal Proceedings
 Item 2. Changes in Securities (not applicable)
 Item 3. Defaults upon Senior Securities (not applicable)
 Item 4. Submission of Matters to a Vote of Security Holders
            (not applicable)
 Item 5. Other Information (not applicable)
 Item 6. Exhibits and Reports on Form 8-K
         Signatures

                     Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                              Balance Sheets
                                (Unaudited)
                                                    June 30,      December 31,
                                                     1996            1995
  ASSETS

Current assets:
  Cash                                           $   371,318          521,334
  Accounts receivable                                 62,259           69,457

       Total current assets                          433,577          590,791

Oil and natural gas properties (full cost
  method), at cost, pledged (note 2)              30,946,220       30,931,350
Less accumulated depreciation, depletion
  and amortization (note 2)                       30,169,924       30,084,924

       Net oil and natural gas properties            776,296          846,426

Organization costs, less applicable
  amortization                                             0                0
                                                   1,209,873        1,437,217

LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable                                    68,350          119,456
  Suspense payable-investors                         155,410          121,360

       Total current liabilities                     223,760          240,816

Partners' equity:
  Limited partners                                   972,277        1,184,440
  General partner                                     13,836           11,961

       Total partners' equity                        986,113        1,196,401
                                                 $ 1,209,873        1,437,217
See accompanying notes to financial statements.

                    Sanchez-O'Brien 1981-A Drilling Company
                           (a limited partnership)
                           Statements of Operations
                                 (Unaudited)
                                 Three Months Ended      Six Months Ended
                                      June 30                June 30,
                                  1996         1995      1996       1995
REVENUES:
  Oil and natural gas sales      $194,603     215,553    $380,421   420,212
  Interest income                   4,111       1,960       7,743     3,640
  Other income                          0           0           0         0

                                  198,714     217,513     388,164   423,852
EXPENSES:
  Operating expenses               44,760      53,859      94,385   225,996
  General and administrative        6,643      27,423      21,267    39,555
  Interest                              0           0           0         0
  Depreciation, depletion
    and amortization (note 2)      40,000      54,000      85,000   110,000

                                   91,403     135,282     200,652   375,551

    Net income                   $107,311      82,231    $187,512    48,301














See accompanying notes to financial statements.

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                       Statement of Partners' Equity
                      Six Months Ended June 30, 1996
                                (Unaudited)

                                         Limited       General
                                        Partners       Partner        Total
Balances at December 31, 1995          $1,184,800       11,961      1,196,401

Cash distributions                       (397,800)           0       (397,800)

Net income                                185,637        1,875        187,512

Balances at June 30, 1996               $ 972,277       13,836        986,113


See accompanying notes to financial statements.

TABLE

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                         Statements of Cash Flows
                                (Unaudited)
                                                   Six Months Ended
                                                         June 30,
                                                  1996               1995
Cash flows from operating activities:
 Net income                                   $187,512              48,301
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and
         amortization                           85,000             110,000
     Change in assets and liabilities:
      Accounts receivable                        7,198               6,859
      Accounts payable                         (51,106)              2,380
      Suspense payable                          34,050                (240)

      Total adjustments                         75,142             118,999

       Net cash provided by operating
         activities                            262,654             167,300

Cash flows from investing activities:
 Cash distributions                           (397,800)                  0
 Purchases of property and equipment           (14,870)            (60,972)

       Net cash used in investing
         activities                           (412,670)            (60,972)

Cash flows from financing activities:
  Payment of long-term debt                          0                   0
  Proceeds from long-term debt                       0                   0

       Net cash provided by (used) financing
         activities                                  0                   0

Net increase (decrease) in cash and
 cash equivalents                             (150,016)            106,328

Cash and cash equivalents at beginning
 year                                          521,334             204,048

Cash and cash equivalents at end of
 quarter                                      $371,318             310,376

See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)

                  Notes to Financial Statements

                           June 30, 1996

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

(3)    Notes Payable

  As of June 30, 1996, The Drilling Company does not have any debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  As of June 30, 1996, forty-three wells have been drilled. Of this number, eleven wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold and one is shut-in.

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

  As of June 30, 1996, the Drilling Company's share of capital expenditures of the Drilling Partnership were in excess of the available funds of the Drilling Company. Financing of these expenditures was provided through borrowings from the Managing General Partner.

  As of June 30, 1996, each Limited Partner has received $355 per each $5,000 unit. During June 24, 1996 a cash distribution was made for $75 per each $5,000 unit. The
  Drilling Company expects to make quarterly distributions if cash is available.

                    PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

  The litigation against Pennzoil and Sanchez-O'Brien on the Trevino leases in the S. W. Escobas Prospect is ongoing. The interests in the Trevino Leases, which comprise part of the S.
  W. Escobas Prospect, were acquired from Pennzoil. There are currently four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%-23.177% gross working interest. The interest in dispute in this lawsuit is 7/96 or 7.29% of Sanchez-O'Brien's and Pennzoil's interest. The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez-O'Brien. The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. The appellants (plaintiffs) filed an application for writ of error to the Texas Supreme Court after the Fourth District Court rejected a motion for a rehearing. To date, the Texas Supreme Court has not ruled on the motion for a rehearing. An unfavorable ruling would force the Drilling Company to forfeit the $196,488 currently being held in escrow by Sanchez-O'Brien Oil & Gas Corporation. In addition, the Drilling Company would lose approximately 7.29% of its' interest in the Trevino properties, which would reduce the Drilling Company valuation by $41,531. The total potential adverse effect would be $44.42 per unit.

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

    b.Value of oil and gas revenues

      The plaintiffs would be entitled to future revenues to be derived from existing oil and gas revenues. The net effect of losing these reserves at June 30, 1996 to the Drilling Partnership is estimated to be $83,062, with $41,531 being the interest of the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $7.75.

    c.Funds retained in escrow

      As mentioned, the Managing General Partner is currently escrowing the net revenues applicable to the disputed interest. At June 30, 1996, the total Drilling Company funds being escrowed were $392,976, with $196,488 escrowed for the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $36.67. The Managing General Partner will continue to escrow the amounts in dispute. If the plaintiffs were to prevail, the funds would be paid to the plaintiff. However, if the defendants prevail, these additional amounts would be available to the Drilling Company for operations and/or distributions.

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


                       SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                            (Registrant)

                       By Sanchez-O'Brien Drilling Corporation.
                            General Partner



     Date:  08/14/96   By:  M. M. FREEMAN
                            M. M. Freeman
                            Senior Vice President, Treasurer,
                            Secretary and Director (Principal
                            Financial Officer)



     Date:  08/14/96   By:  OLIVER GARZA
                            Oliver Garza
                            Assistant Secretary - Controller

