Form 10-Q
period 1997-03-31
SANCHEZ O BRIEN 1981-A DRILLING CO
filed 1997-05-14
CIK 350212

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarter ended        March 31, 1997
                               or
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

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
           QUARTERLY REPORT ON FORM 10-Q MARCH 31, 1997


                              INDEX


PART I -  Financial information:

 Item 1. Financial Statements
         Balance Sheets for the periods March 31, 1997 and
            December 31, 1996
         Statements of Operations for the three months ended
            March 31, 1997 and 1996
         Statement of Partners' Equity as of March 31, 1997 Statements of Cash Flow for the three months ended
            March 31, 1997 and 1996
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - Other information:

 Item 1. Legal Proceedings
 Item 2. Changes in Securities (not applicable)
 Item 3. Defaults upon Senior Securities (not applicable)
 Item 4. Submission of Matters to a Vote of Security Holders
            (not applicable)
 Item 5. Other Information (not applicable)
 Item 6. Exhibits and Reports on Form 8-K
         Signatures

                     Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                              Balance Sheets
                                (Unaudited)
                                                  March 31,      December 31,
                                                     1997            1996
  ASSETS

Current assets:
  Cash                                           $   730,225          501,298
  Accounts receivable                                 82,061          103,217

       Total current assets                          812,286          604,515

Oil and natural gas properties (full cost
  method), at cost, pledged (note 2)              30,985,047       30,957,815
Less accumulated depreciation, depletion
  and amortization (note 2)                       30,263,924       30,222,924

       Net oil and natural gas properties            721,123          734,891

Organization costs, less applicable
  amortization                                             0                0
                                                   1,533,409        1,339,406
LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable                                    57,097            7,834
  Suspense payable-investors                         151,430          154,625

       Total current liabilities                     208,527          162,459

Partners' equity:
  Limited partners                                 1,311,637        1,165,181
  General partner                                     13,245           11,766

       Total partners' equity                      1,324,882        1,176,947
                                                 $ 1,533,409        1,339,406
See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)
                     Statements of Operations
                           (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                              1997          1996
REVENUES:
  Oil and natural gas sales                 $238,676      185,818
  Interest income                              4,267        3,632
  Other income                                     0            0

                                             242,943      189,450

EXPENSES:
  Operating expenses                          39,498       48,381
  General and administrative                  14,510       14,624
  Interest                                         0            0
  Depreciation, depletion
    and amortization (note 2)                 41,000       45,000

                                              95,008      108,005

    Net income                              $147,935       81,445


See accompanying notes to financial statements.


                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                       Statement of Partners' Equity
                     Three Months Ended March 31, 1997
                                (Unaudited)

                                         Limited       General
                                        Partners       Partner        Total
Balances at December 31, 1996          $1,165,181       11,766      1,176,947

Cash distributions                              0            0              0

Net income                                146,456        1,479        147,935

Balances at March 31, 1997             $1,311,637       13,245      1,324,882

See accompanying notes to financial statements.

TABLE

         Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                         Statements of Cash Flows
                                (Unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                      1997        1996
Cash flows from operating activities:
 Net income                                        $147,935         81,445
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and
          amortization                               41,000         45,000
     Change in assets and liabilities:
      Accounts receivable                            21,156         20,270
      Accounts payable                               49,263        (49,189)
      Suspense payable                               (3,195)             0

       Total adjustments                            108,224         16,081

        Net cash provided by operating
         activities                                 256,159         97,526

Cash flows from investing activities:
 Cash distributions                                    -              -
 Purchases of property and equipment                (27,232)       (11,093)

       Net cash used in investing
          activities                                (27,232)       (11,093)

Cash flows from financing activities:
  Payment of long-term debt                               0              0
  Proceeds from long-term debt                            0              0

        Net cash provided by (used) financing
         activities                                       0              0

Net increase in cash and cash equivalents           228,927         86,433

Cash and cash equivalents at beginning
 year                                               501,298        521,334

Cash and cash equivalents at end of
 quarter                                           $730,225        607,767

See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)

                  Notes to Financial Statements

                          March 31, 1997

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

    c.General

      The financial statements included herein were prepared by the Managing General Partner. In the opinion of management, all adjustments have been made which are necessary for a fair presentation of the financial position of the Drilling Company at March 31, 1997 and the results of operations for the period then ended.

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

(3)Notes Payable

  As of March 31, 1997, The Drilling Company does not have any debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  As of March 31, 1997, forty-three wells have been drilled. Of this number, ten wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold and two are shut-in.

  As of March 31, 1997, the Drilling Company's share of capital expenditures of the Drilling Partnership were in excess of the available funds of the Drilling Company. Financing of these expenditures was provided through borrowings from the Managing General Partner.

  As of March 31, 1997, each Limited Partner has received $355 per each $5,000. Future distributions will be made after litigation on the S. W. Escobas (Trevino leases) Prospect is settled.

                    PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

  The litigation against Pennzoil and Sanchez-O'Brien Oil & Gas Corporation (Sanchez-O'Brien) on the Trevino leases in the S. W. Escobas Prospect is ongoing. The interests in the Trevino Leases, which comprise part of the S. W. Escobas Prospect, were acquired from Pennzoil. There are currently four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%-23.177% gross working interest. The interest in dispute in this lawsuit is 7/96 or 7.29% of Sanchez-O'Brien's and Pennzoil's interest.
  The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez-O'Brien. The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. In May 1994, the
  San Antonio Court of Appeals affirmed the trial court's judgment.
  The appellants (plaintiffs) filed an application for writ of error to the Texas Supreme Court after the Fourth District Court rejected a motion for a rehearing. On November 6, 1994, the Texas Supreme
  Court denied the writ of error. On December 8, 1994, plaintiffs filed a motion for a rehearing in the Texas Supreme Court.
  The Texas Supreme Court granted a rehearing, and heard oral arguments during September 1995. On October 18, 1996, the Texas
  Supreme Court reversed the judgments of both lower courts.
  On November 20, 1996, a motion for rehearing was filed and remains pending.

  An unfavorable ruling would force the Drilling Company to forfeit the $223,541 currently being held in escrow. In addition, the Drilling Company would lose approximately 7.29% of its' interest in the Trevino properties, which would reduce the Drilling Company valuation by $19,766 at April 1, 1997. The total potential adverse effect would be $45.41 per each $5,000 limited partnership unit.

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

    b.   Value of oil and gas revenues

         The plaintiffs would be entitled to future revenues to be derived from existing oil and gas revenues. The net effect of losing these reserves at April 1, 1997 to the Drilling Partnership is estimated to be $39,532, with $19,766 being the interest of the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $3.69.

    c.   Funds retained in escrow

         As mentioned, the Managing General Partner is currently escrowing the net revenues applicable to the disputed interest. At April 1, 1997, the total Drilling Company funds being escrowed were $447,082, with $223,541 escrowed for the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $41.72. The Managing General Partner will continue to escrow the amounts in dispute. If the plaintiffs were to prevail, the funds would be paid to the plaintiff. However, if the defendants prevail, these additional amounts would be available to the Drilling Company for operations and/or distributions.

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


                       SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                            (Registrant)

                       By Sanchez-O'Brien Drilling Corporation.
                            General Partner



     Date:  05/15/97   By:  M. M. FREEMAN
                            M. M. Freeman
                            Senior Vice President, Treasurer,
                            Secretary and Director (Principal
                            Financial Officer)



     Date:  05/15/97   By:  OLIVER GARZA
                            Oliver Garza
                            Assistant Secretary - Controller
