Form 10-Q/A
period 1997-06-30
SANCHEZ O BRIEN 1981-A DRILLING CO
filed 1997-08-15
CIK 350212

August 15, 1997

Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C.    20549

Gentlemen:

          Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached Form 10-Q's for the quarter ended June 30, 1997 submitted for the following:

          Entity:  Sanchez-O'Brien 1981-A Drilling Company
          Commission File Number:  2-70390
          Federal Identification Number:  74-2216121

          If you have any questions or comments with regard to this filing, please contact me at the above address.


                                             Sincerely,


                                             Oliver Garza
                                             Controller

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarter ended         June 30, 1997
                               or
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

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
           QUARTERLY REPORT ON FORM 10-Q JUNE 30, 1997


                              INDEX


PART I -  Financial information:

 Item 1. Financial Statements
         Balance Sheets for the periods June 30, 1997 and
            December 31, 1996
         Statements of Operations for three six months ended
            June 30, 1997 and 1996
         Statement of Partners' Equity as of June 30, 1997 Statements of Cash Flow for the six months ended
            June 30, 1997 and 1996
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


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

                     Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                              Balance Sheets
                                (Unaudited)



                                                    June 30,      December 31,
                                                     1997            1996
  ASSETS

Current assets:
  Cash                                           $   879,813          501,298
  Accounts receivable                                 50,260          103,217

       Total current assets                          930,073          604,515

Oil and natural gas properties (full cost
  method), at cost, pledged (note 2)              30,995,053       30,957,815
Less accumulated depreciation, depletion
  and amortization (note 2)                       30,301,924       30,222,924

       Net oil and natural gas properties            693,129          734,891

Organization costs, less applicable
  amortization                                             0                0
                                                   1,623,202        1,339,406

LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable-Interest on lawsuit                24,158                0
  Accounts payable-Inter Company                      43,226            7,834
  Suspense payable-investors                         148,180          154,625

       Total current liabilities                     215,564          162,459

Partners' equity:
  Limited partners                                 1,393,565        1,165,181
  General partner                                     14,073           11,766

       Total partners' equity                      1,407,638        1,176,947
                                                 $ 1,623,202        1,339,406
See accompanying notes to financial statements.

                    Sanchez-O'Brien 1981-A Drilling Company
                           (a limited partnership)
                           Statements of Operations
                                 (Unaudited)
                                 Three Months Ended      Six Months Ended
                                      June 30                June 30,
                                  1997         1996      1997       1996
REVENUES:
  Oil and natural gas sales      $172,053     194,603    $410,729   380,421
  Interest income                   5,342       4,111       9,609     7,743
  Other income                          0           0           0         0

                                  177,395     198,714     420,338   388,164
EXPENSES:
  Operating expenses               40,236      44,760      79,734    94,385
  General and administrative       16,403       6,643      30,913    21,267
  Interest                              0           0           0         0
  Depreciation, depletion
    and amortization (note 2)      38,000      40,000      79,000    85,000

                                   94,639      91,403     189,647   200,652

    Net income                   $ 82,756     107,311    $230,691   187,512




See accompanying notes to financial statements.

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                       Statement of Partners' Equity
                      Six Months Ended June 30, 1997
                                (Unaudited)

                                         Limited       General
                                        Partners       Partner        Total
Balances at December 31, 1996          $1,165,181       11,766      1,176,947

Cash distributions                              0            0              0

Net income                                228,384        2,307        230,691

Balances at June 30, 1997              $1,393,565       14,073      1,407,638


See accompanying notes to financial statements.

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                         Statements of Cash Flows
                                (Unaudited)
                                                   Six Months Ended
                                                         June 30,
                                                  1997               1996
Cash flows from operating activities:
 Net income                                   $230,691             187,512
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and
         amortization                           79,000              85,000
     Change in assets and liabilities:
      Accounts receivable                       52,957               7,198
      Accounts payable-interest on lawsuit      24,158                   0
      Accounts payable-inter company            35,392             (51,106)
      Suspense payable                          (6,445)             34,050

      Total adjustments                        185,062              75,142

       Net cash provided by operating
         activities                            413,753             262,654

Cash flows from investing activities:
 Cash distributions                                  0            (397,800)
 Purchases of property and equipment           (37,238)            (14,870)

       Net cash used in investing
         activities                            (37,238)           (412,670)

Cash flows from financing activities:
  Payment of long-term debt                          0                   0
  Proceeds from long-term debt                       0                   0

       Net cash provided by (used) financing
         activities                                  0                   0

Net increase (decrease) in cash and
 cash equivalents                              378,515            (150,016)

Cash and cash equivalents at beginning
 year                                          501,298             521,334

Cash and cash equivalents at end of
 quarter                                      $879,813             371,318

See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)

                  Notes to Financial Statements

                           June 30, 1997

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


    c.General

      The financial statements included herein were prepared by the Managing General Partner. In the opinion of management, all adjustments have been made which are necessary for a fair presentation of the financial position of the Drilling Company at June 30, 1997 and the results of operations for the period then ended.

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

(3)    Notes Payable

  As of June 30, 1997, The Drilling Company does not have any debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS.

  As of June 30, 1997, forty-three wells have been drilled. Of this number, ten wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold and two are shut-in.

  As of June 30, 1997, the Drilling Company's share of capital expenditures of the Drilling Partnership were in excess of the available funds of the Drilling Company. Financing of these expenditures was provided through borrowings from the Managing
  General Partner.

  As of June 30, 1997, each Limited Partner has received $355 per each $5,000 unit. During June 24, 1996 a cash distribution was made for $75 per each $5,000 unit. Future distributions will be made after litigation on the S.W. Escobas (Trevino Leases)
  Prospect is settled.

                    PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

  The litigation against Pennzoil and Sanchez-O'Brien on the Trevino leases in the S. W. Escobas Prospect is ongoing. The interests in the Trevino Leases, which comprise part of the S.
  W. Escobas Prospect, were acquired from Pennzoil. There are currently four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%-23.177% gross working interest. The interest in dispute in this lawsuit is 7/96 or 7.29% of Sanchez-O'Brien's and Pennzoil's interest.
  The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez-O'Brien. The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. In May 1994, the San Antonio court of appeals affirmed the trial courts judgement. The appellants (plaintiffs) filed an application for writ of error to the Texas Supreme Court after the Fourth
  District Court rejected a motion for a rehearing.  On November
  6, 1994, the Texas Supreme Court denied the writ of error.  On
  December 8, 1994, plaintiffs filed a motion for a rehearing in the Texas Supreme Court. The Texas Supreme Court granted a rehearing, and heard oral arguments during September 1995. On
  October 18, 1996, the Texas Supreme Court reversed the judgements of both lower courts. On November 20, 1996, a motion for rehearing was filed and remains pending.

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

    b.Value of oil and gas revenues

      The plaintiffs would be entitled to future revenues to be derived from existing oil and gas revenues. The net effect of losing these reserves at June 30, 1997 to the Drilling Partnership is estimated to be $59,004, with $29,502 being the interest of the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $5.50.

    c.Funds retained in escrow

      As mentioned, the Managing General Partner is currently escrowing the net revenues applicable to the disputed interest. At June 30, 1997, the total Drilling Company funds being escrowed were $456,298, with $228,149 escrowed for the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $42.58. The Managing General Partner will continue to escrow the amounts in dispute. If the plaintiffs were to prevail, the funds would be paid to the plaintiff.
      However, if the defendants prevail, these additional amounts would be available to the Drilling Company for operations and/or distributions.

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


                       SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                            (Registrant)

                       By Sanchez-O'Brien Drilling Corporation.
                            General Partner



     Date:  08/14/97   By:  M. M. FREEMAN
                            M. M. Freeman
                            Senior Vice President, Treasurer,
                            Secretary and Director (Principal
                            Financial Officer)



     Date:  08/14/97   By:  OLIVER GARZA
                            Oliver Garza
                            Assistant Secretary - Controller
