Form 10-Q/A
period 1997-09-30
SANCHEZ O BRIEN 1981-A DRILLING CO
filed 1997-11-13
CIK 350212

November 04, 1997

Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C.    20549

Gentlemen:

          Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached Form 10-Q's for the quarter ended September 30, 1997 submitted for the following:

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

For quarter ended         September 30, 1997
                               or
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

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
           QUARTERLY REPORT ON FORM 10-Q SEPTEMBER 30, 1997


                              INDEX


PART I -  Financial information:

 Item 1. Financial Statements
         Balance Sheets for the periods September 30, 1997 and
            December 31, 1996
         Statements of Operations for nine months ended
            September 30, 1997 and 1996
         Statement of Partners' Equity as of September 30, 1997 Statements of Cash Flow for the nine months ended
            September 30, 1997 and 1996
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


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

                     Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                              Balance Sheets
                                (Unaudited)



                                                 September 30,      December 31,
                                                     1997            1996
  ASSETS

Current assets:
  Cash                                           $   960,316          501,298
  Accounts receivable                                 42,840          103,217

       Total current assets                        1,003,156          604,515

Oil and natural gas properties (full cost
  method), at cost, pledged (note 2)              31,041,510       30,957,815
Less accumulated depreciation, depletion
  and amortization (note 2)                       30,335,924       30,222,924

       Net oil and natural gas properties            705,586          734,891

Organization costs, less applicable
  amortization                                             0                0
                                                   1,708,742        1,339,406

LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable-Interest on lawsuit                24,158                0
  Accounts payable-Inter Company                      54,905            7,834
  Suspense payable-investors                         148,180          154,625

       Total current liabilities                     227,243          162,459

Partners' equity:
  Limited partners                                 1,466,687        1,165,181
  General partner                                     14,812           11,766

       Total partners' equity                      1,481,499        1,176,947
                                                 $ 1,708,742        1,339,406
See accompanying notes to financial statements.

                    Sanchez-O'Brien 1981-A Drilling Company
                           (a limited partnership)
                           Statements of Operations
                                 (Unaudited)
                                 Three Months Ended      Nine Months Ended
                                   September 30            September 30,
                                  1997         1996      1997       1996
REVENUES:
  Oil and natural gas sales      $150,109     113,767    $560,838   494,188
  Interest income                   6,095       1,360      15,704     9,103
  Other income                          0           0           0         0

                                  156,204     115,127     576,542   503,291
EXPENSES:
  Operating expenses               32,740      38,164     112,474   132,549
  General and administrative       15,603       4,119      46,516    25,386
  Interest                              0           0           0         0
  Depreciation, depletion
    and amortization (note 2)      34,000      22,000     113,000   107,000

                                   82,343      64,283     271,990   264,935

    Net income                   $ 73,861      50,844    $304,552   238,356




See accompanying notes to financial statements.

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                       Statement of Partners' Equity
                      Nine Months Ended September 30, 1997
                                (Unaudited)

                                         Limited       General
                                        Partners       Partner        Total
Balances at December 31, 1996          $1,165,181       11,766      1,176,947

Cash distributions                              0            0              0

Net income                                301,506        3,046        304,552

Balances at September 30, 1997         $1,466,687       14,812      1,481,499


See accompanying notes to financial statements.

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                         Statements of Cash Flows
                                (Unaudited)
                                                   Nine Months Ended
                                                     September 30,
                                                  1997               1996
Cash flows from operating activities:
 Net income                                   $304,552             238,356
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and
         amortization                          113,000             107,000
     Change in assets and liabilities:
      Accounts receivable                       60,377              60,034
      Accounts payable-interest on lawsuit      24,158            (104,289)
      Accounts payable-inter company            47,071              33,975
      Suspense payable                          (6,445)

      Total adjustments                        238,161              96,720

       Net cash provided by operating
         activities                            542,713             335,076

Cash flows from investing activities:
 Cash distributions                                  0            (397,800)
 Purchases of property and equipment           (83,695)            (20,747)

       Net cash used in investing
         activities                            (83,695)           (418,547)

Cash flows from financing activities:
  Payment of long-term debt                          0                   0
  Proceeds from long-term debt                       0                   0

       Net cash provided by (used) financing
         activities                                  0                   0

Net increase (decrease) in cash and
 cash equivalents                              459,018            (83,471)

Cash and cash equivalents at beginning
 year                                          501,298             521,334

Cash and cash equivalents at end of
 quarter                                      $960,316             437,863

See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)

                  Notes to Financial Statements

                        September 30, 1997

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


    c.General

      The financial statements included herein were prepared by the Managing General Partner. In the opinion of management, all adjustments have been made which are necessary for a fair presentation of the financial position of the Drilling Company at September 30, 1997 and the results of operations for the period then ended.

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

(3)    Notes Payable

  As of September 30, 1997, The Drilling Company does not have any debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS.

  As of September 30, 1997, forty-three wells have been drilled. Of this number, ten wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold and two are shut-in.

  As of September 30, 1997, the Drilling Company's share of capital expenditures of the Drilling Partnership were in excess of the available funds of the Drilling Company. Financing of these expenditures was provided through borrowings from the Managing
  General Partner.

  As of September 30, 1997, each Limited Partner has received $355 per each $5,000 unit. On October 11, 1997, a cash distribution was made for $80 per each $5,000 unit. Future distributions will be made after litigation on the S.W. Escobas (Trevino Leases)
  Prospect is settled.

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

    b.Value of oil and gas revenues

      The plaintiffs would be entitled to future revenues to be derived from existing oil and gas revenues. The net effect of losing these reserves at September 30, 1997 to the Drilling Partnership is estimated to be $46,116, with $23,058 being the interest of the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $4.31.

    c.Funds retained in escrow

      As mentioned, the Managing General Partner is currently escrowing the net revenues applicable to the disputed interest. At September 30, 1997, the total Drilling Company funds being escrowed were $470,578, with $235,289 escrowed for the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $43.92. The Managing General Partner will continue to escrow the amounts in dispute. If the plaintiffs were to prevail, the funds would be paid to the plaintiff.
      However, if the defendants prevail, these additional amounts would be available to the Drilling Company for operations and/or distributions.

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


                       SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                            (Registrant)

                       By Sanchez-O'Brien Drilling Corporation.
                            General Partner



     Date:  11/14/97   By:  M. M. FREEMAN
                            M. M. Freeman
                            Senior Vice President, Treasurer,
                            Secretary and Director (Principal
                            Financial Officer)



     Date:  11/14/97   By:  OLIVER GARZA
                            Oliver Garza
                            Assistant Secretary - Controller
