Form 10-K
period 1997-12-31
SANCHEZ O BRIEN 1981-A DRILLING CO
filed 1998-03-31
CIK 350212

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities and Exchange Act of 1934


For the fiscal year ended December 31, 1997

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


    Registrant's telephone number, including area code: (713) 783-8000

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

                  SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
               ANNUAL REPORT ON FORM 10-K DECEMBER 31, 1997


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

    As of December 31, 1997, forty-three wells have been drilled. Of this number, ten wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold, and two are shut-in.

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

Major Purchasers

    Delhi Gas Marketing Corporation ("Delhi") purchased over 69% of the Drilling Company's total oil and natural gas sales during the year ended December 31, 1997 (See Note 3 to the Financial Statements).

Long-term Debt

    At December 31, 1997, The Drilling Company does not have any long term debt.

Marketing Conditions

    For 1997, the average price of oil decreased to $15.27/BBL from $17.76/BBL for 1996, while the average price for natural gas increased to $2.19/MCF for 1997 from $2.06/MCF in 1996. Several factors contributed to the increase of natural gas prices in 1997 compared to 1996. 1) New supply - despite an increase in drilling activity in 1997, U.S. gas production was flat. 2) Coal deliveries - several utilities reported low coal inventories and natural gas was used in its place. 3) Nuclear outages - Several outages have occurred in Canada and the U.S.

    Wellhead prices per MCF during March 1998 are in the $2.10 to $2.20 range, and we are optimistic that prices will average $2.00 per MCF in 1998.
During January and February 1998 gas products were sold for an estimated $1.90. Despite natural gas storage being higher in the first quarter 1998 vs 1997, prices should average about $2.00/MCF as new supply of natural gas, to meet current and future demand, is mixed this year.

Regulation

    Various aspects of the Drilling Partnership's oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted and by certain agencies of the Federal government for operations on Federal leases.

Future Operations

    As of December 31, 1997 each Limited Partner has received $435 per each $5,000 unit. On October 10, 1997, a cash distribution was made for $80 per each $5,000 unit. Future distributions will be made after litigation on the S.W. Escobas (Trevino leases) prospect is settled.

Item 2.  Properties

    The following table summarizes the Drilling Company's well count (# wells) and average net working interest (ANWI) in oil and natural gas wells by state that are commercially productive as of December 31, 1997:

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

    No events during the first quarter of 1998 have substantially changed these numbers.

Item 3.  Legal Proceedings

    The litigation against Pennzoil Exploration and Production Company (Pennzoil) and Sanchez-O'Brien Gas Corporation (Sanchez-O'Brien) on the Trevino leases in the S.W. Escobas Prospect is ongoing. The interests in the Trevino leases, which comprise part of the S.W. Escobas Prospect, were acquired from Pennzoil. There are currently four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%-23.177% gross working interest. The interest in dispute in this lawsuit is 7/96 or 7.29% of Sanchez-O'Brien's and Pennzoil's interest. The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez-O'Brien.
The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. In May 1994, the San Antonio Court of Appeals affirmed the trial court's judgement.The appellants (plaintiffs) filed an application for writ of error to the Texas Supreme
Court after the Fourth Court Appeals rejected a motion for a rehearing.
On November 6, 1994, the Texas Supreme Court denied the writ of error.
On December 8, 1994, plaintiffs filed a motion for a rehearing in the Texas Supreme Court. The Texas Supreme Court granted a rehearing and heard oral arguments during September 1995. On October 18, 1996, the Texas Supreme Court reversed the judgements of both lower courts.On November 20, 1996, a motion for rehearing was filed. The Texas Supreme Court granted the motion for a rehearing, but on February 26, 1998, The Texas Supreme Court rendered an opinion reversing the San Antonio Court of Appeals and the trial court and rendering judgement for plaintiff. A motion for a rehearing has been filed in March 1998.

    An unfavorable ruling would force the Drilling Company to forfeit the $238,511 currently being held in escrow. In addition, the Drilling Company would lose approximately 7.29% of its' interest in the Trevino properties, which would reduce the Drilling Company valuation by $30,250. The total potential adverse effect would be $50.16 per each $5,000 limited partnership unit.

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

    B.    Value of oil and natural gas reserves

          The plaintiffs would be entitled to future revenues to be derived from existing oil and natural gas reserves. The net effect of losing these reserves at January 1, 1998 to the Drilling Partnership is estimated to be $60,510, with $30,250 being the interest of the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $5.65.

    C.    Funds retained in escrow

          As mentioned, the Managing General Partner is currently escrowing the net revenues applicable to the disputed interest. At January 1, 1998, the total Drilling Partnership funds escrowed were $477,022, with $238,511 escrowed for the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $44.51. The Managing General Partner will continue to escrow the amounts in dispute. If the plaintiffs were to prevail, the funds would be paid to the plaintiffs. However, if the defendants prevail, these additional amounts would be available to the Drilling Company for operations and/or distributions.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to the Security Holders during the fourth quarter of 1997.

                                P A R T  II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

    The Drilling Company has no outstanding common stock at December 31, 1997. There is no market for the limited partnership interests of the Drilling Company and transferability is subject to certain conditions, including the consent of the Managing General Partner. The Drilling Company has 1,471 limited partners as of December 31, 1997.

    As of December 31, 1997, each Limited Partner has received $435 per each $5,000 unit. Future cash distributions will be made after litigation on the S.W. Escobas (Trevino leases) has been settled.

    According to the terms of the Drilling Company's Partnership Agreement, the General Partner is obligated to repurchase, if requested, the interests of limited partners in the Drilling Company. The maximum repurchase obligation is 10% of the Aggregate Limited Partners Contributions. The repurchase price will be based primarily on the discounted value of the Drilling Company's share of the oil and natural gas properties. The Managing General Partner repurchased 10 units during 1997. As of December 31, 1997, the Managing General Partner has repurchased 2,822 units, or 53.20%, of the total 5,304 units. A repurchase offer for each outstanding $5,000 unit at December 31, 1997 has not been made.

Item 6.  Selected Financial Data

    The financial results of operations of the Drilling Company as of and for the years ended December 31, 1997, 1996 and 1995 are as follows:
[CAPTION]
                                1997         1996         1995
[S]                          [C]         [C]         [C]
 Revenues. . . . . . . . . .$   763,517    729,269     794,046
 Expenses. . . . . . . . . .    373,281    350,923     718,122

 Net income. . . . . . . . .    390,236    378,346      75,924

 LP's net income (99%) . . .    386,334    374,563      75,165

 LP's net income per unit. .         73         71          14

 Total assets. . . . . . . .  1,380,407  1,339,406   1,437,217
 Working capital increase ..$    34,688     92,081     292,421

 Partners' equity (deficit)
    Limited partners . . . .$ 1,131,434  1,165,181   1,184,440
    General partner. . . . .$    11,429     11,766      11,961

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

    During 1997, the price of oil decreased and the price of natural gas increased over 1996. The Drilling Company repaid the full amount of the note payable to the Managing General Partner on July 1, 1993.

Results of Operations

    The Drilling Company had net income of $390,236 in 1997, $378,346 in 1996, and $75,924 in 1995.

    Oil and natural gas sales totaled $742,030 in 1997, $716,938 in 1996, and $784,339 in 1995.

    Operating expenses as a percentage of oil and natural gas sales were 22.33% in 1997, 25.49% in 1996, and 42.77% in 1995.

    Interest income was $21,487 in 1997, $12,331 in 1996, and $9,707 in 1995.

    General and administrative expenses consist primarily of the Drilling Company's proportionate share of such expenses allocated to the Drilling Partnership from Sanchez-O'Brien Oil & Gas Corporation.

    The current year depletion amounted to $154,000. Depletion per net equivalent barrel of production was $2.73 in 1997, $2.48 in 1996, $3.73 in 1995.

Item 8.  Financial Statements and Supplementary Data


                Sanchez-O'Brien 1981-A Drilling Company
                        (a limited partnership)

                     Index to Financial Statements

Balance Sheets - December 31, 1997 and 1996

Statements of Operations - Years ended December 31, 1997, 1996 and 1995

Statements of Partners' Equity (Deficit) - Years ended December
31, 1997, 1996 and 1995

Cash Flows Statement of - Years ended December 31, 1997, 1996 and 1995.

Notes to Financial Statements

Schedule V - Property and Equipment - Years ended December 31, 1997,
1996 and 1995

Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property and Equipment - Years ended December 31, 1997, 1996 and 1995

All other schedules are omitted as the required information is unapplicable or the information is included in the financial statements or related notes.

                SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                        (a limited partnership)

                            Balance Sheets

                      December 31, 1997 and 1996
                              (Unaudited)

        ASSETS                                 1997            1996
Current assets:
  Cash                                  $   665,680         501,298
  Accounts receivable                        48,333         103,217

        Total current assets                714,013         604,515

Oil and natural gas properties (full
  cost method), at cost, pledged
  (notes 3 and 4)                        31,043,318      30,957,815
Less accumulated depreciation,
  depletion and amortization (note 3)    30,376,924      30,222,924

        Net oil and natural gas
        properties                          666,394         734,891

Organization costs, less applicable
  amortization                                 -               -

        TOTAL ASSETS                      1,380,407       1,339,406
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable                           53,074           7,834
  Suspense payable-investors                184,470         154,625

        Total current liabilities           237,544         162,459

Partners' equity:
  Limited partners                        1,131,439       1,165,181
  General partner                            11,424          11,766

        Total partners' equity            1,142,863       1,176,947

        TOTAL LIABILITES AND
         PARTNERS' EQUITY               $ 1,380,407       1,339,406


See accompanying notes to financial statements.

                SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                        (a limited partnership)

                       Statements of Operations

             Years Ended December 31, 1997, 1996 and 1995
                              (Unaudited)


                                   1997            1996          1995
Revenues:
  Oil and natural gas sales   $  742,030        716,938         784,339
  Interest income                 21,487         12,331           9,707
  Other income                      -               -              -

                                 763,517        729,269         794,046

Expenses:
  Operating expenses             168,710        182,750         335,523
  General and administrative
    expenses (note 7)             50,571         30,173          47,599
  Depreciation, depletion and
    amortization (note 3)        154,000        138,000         335,000
  Interest expense                  -               -             -

                                 373,281        350,923         718,122

      Net income              $  390,236        378,346          75,924

      Net income applicable
        to limited partners   $  386,334        374,563          75,165

      Net income of limited
        partners per unit
        of limited partnership
        interest              $       73             71              14

      Number of units of limited
        partnership interests
        outstanding                5,304          5,304           5,304

See accompanying notes to financial statements.

                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

                  Statements of Partners' Equity (Deficit)

                Years Ended December 31, 1997, 1996, and 1995
                                 (Unaudited)



                                   Limited Partners
                                                                   Partners'
                                                        General     Equity
                                  Units      Amount     Partner    (Deficit)


Balances at December 31, 1994       5,304  1,109,275      11,202   1,120,477

  Cash distribution                  -          -           -           -

  Net income                         -        75,165         759      75,924


Balances at December 31, 1995       5,304  1,184,440      11,961   1,196,401

  Cash distribution                         (393,822)     (3,978)   (397,800)

  Net income                                 374,563       3,783     378,346

Balances at December 31, 1996       5,304 $1,165,181  $   11,766  $1,176,947

  Cash distribution                   -     (420,076)    (54,244)   (424,320)

  Net income                                 386,334       3,902     390,236

Balnaces at December 31, 1997       5,304  1,131,439      11,424   1,142,863


See accompanying notes to financial statements.

                     SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                             (a limited partnership)

                            Statements of Cash Flows

                        December 31, 1997, 1996 and 1995
                                   (Unaudited)

                                                  1997      1996       1995
Cash flows from operating activities:
  Net income                                 $  390,236    378,346      75,924
  Adjustments to reconcile net earnings
    to net cash provided by operating
      activities: Depreciation, depletion
      and amortization                          154,000    138,000     335,000
      Change in assets and liabilities:
        Accounts receivable                      54,884    (33,760)      1,222
        Accounts payable                         45,240   (111,622)     23,883
        Suspense payable                         29,845     33,265        (240)
         Total adjustments                      283,969     25,883     359,865

         Net cash provided by operating
            activities                          674,205    404,229     435,789

Cash flows from investing activities:
  Cash distributions                           (424,320)  (397,800)       -
  Additions to property and equipment           (85,503)   (26,465)   (118,503)

     Net cash used in investing activities     (509,823)  (424,265)   (118,503)

Cash flows from financing activities:
  Payments of long-term debt                       -          -           -
  Proceeds fom long-term debt                      -          -           -

         Net cash provided by financing
         activities                                -          -           -

Net increase (decrease) in cash and cash
  equivalents                                   164,382    (20,036)   (317,226)

Cash and cash equivalents at beginning of year  501,298    521,334     204,048

Cash and cash equivalents at end of year    $   665,680    501,298     521,334

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                     (a limited partnership)

                  Notes to Financial Statements

                   December 31, 1997 and 1996



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

    Sanchez-O'Brien Oil & Gas Corporation, as managing general partner, is required to make capital contributions to the Drilling Partnership on a current basis sufficient to pay the costs allocated to the managing general partner under the terms of the Drilling Partnership Agreement. The managing general partner was required to make capital contributions in an amount equal to 20 percent of the capital contributions of the limited partners to the Drilling Company, reduced by any organization or other costs incurred by the managing general partner which were reimbursed by the Drilling Company or the Drilling Partnership, by June 23, 1983. This capital contribution requirement was met, and cumulative capital contributions by the managing general partner total $5,331,953 as of December 31, 1997.

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

(2) Allocations of Revenues, Costs and Expenses

    Drilling Company

    All revenues, costs and expenses of the Drilling Company are allocated 1 percent to the general partner, Sanchez-O'Brien Drilling Corporation, and 99 percent to the limited partners. All revenues, costs and expenses are allocated to the individual limited partners in proportion to their capital accounts.

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


(3) Oil and Natural Gas Producing Activities

    The aggregate amount of capitalized costs of the Drilling
    Company's proportionate share of the oil and natural gas properties of the Drilling Partnership for the years ended
    December 31, 1997 and 1996 were as follows:

[CAPTION]
                                         1997            1996
[S]                                  [C]              [C]
       Costs related to proved
         properties                  $31,043,318      30,957,815
       Costs related to unproved
         properties                        -               -

                                      31,043,318      30,957,815

       Less accumulated depletion     30,376,924      30,222,924

                                     $   666,394         734,891

    The following schedule presents the results of operations of the Drilling Company's proportionate share of the oil and natural gas producing activities of the Drilling Partnership for the years ended December 31, 1997, 1996 and 1995:

[CAPTION]
                                      1997       1996       1995
[S]                                 [C]       [C]       [C]
       Oil and natural gas revenues $ 742,030   716,938   784,339
       Operating expenses             166,191   182,750   335,523
       Depreciation, depletion and
         amortization                 154,000   138,000   335,000

       Results of operations from
         producing activities
         (excluding overhead and
         interest costs)
         Net income                 $ 421,839   396,188   113,816


    Operating expenses include production taxes of $2,520, $ 3,119, and $23,617 in 1997, 1996 and 1995, respectively.

    The 1997 full cost ceiling test did not warrant an additional charge to depreciation, depletion and amortization. The calculation of the limitation on capitalized costs as of December 31, 1997 was based on $1.83 per MCF.

    The regular provision for depreciation, depletion and amortization per unit of production (net equivalent barrel) for the years ended December 31, 1997, 1996 and 1995 was $2.73, $2.48 and $3.73 respectively. These rates are exclusive of the amounts attributable to the limitation on capitalized costs.

    Over sixty nine percent of oil and natural gas sales from seven
    S. W. Escobas producing wells were sold to Delhi during 1997.

(4) Notes Payable

    As of December 31, 1997, the Drilling Company does not have any debt.

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

    The following is a reconciliation of the net income of the Drilling Company as reported herein, to its earnings reported for Federal income tax purposes for the years ended December 31, 1997, 1996 and 1995.

[CAPTION]
                                      1997      1996       1995
[S]                            [C]           [C]      [C]
Net income as reported
  herein                       $  390,236    378,346     75,924

Less costs capitalized for
  financial reporting purposes
  which are expenses for tax
  purposes (primarily intangible
  drilling and dry hole costs)     83,524     13,475     83,633

Add depreciation, depletion and
  amortization for financial
  reporting purposes              154,000    138,000    335,000

Less depreciation and cost
  depletion for tax purposes       53,755     63,476     62,324

Differences in accrual method
  of accounting for financial
  reporting purposes and cash
  basis for tax purposes           31,397     18,063     11,513

Income for Federal income tax
  purposes                    $   438,354    457,458    276,480

(6) Repurchase Obligations

    In accordance with the terms of the Drilling Company's Partnership Agreement, Sanchez-O'Brien Drilling Corporation is obligated to purchase, if requested, the interests of limited partners in the Drilling Company. The purchase price is to be based primarily on annual determinations of the discounted value of the Drilling Company's share of the oil and natural gas properties of the Drilling Partnership. The maximum repurchase obligation is 10% of the Aggregate Limited Partners' Capital Contributions. Sanchez-O'Brien Oil & Gas Corporation purchased 10 units during 1997.

(7) Related Party Transactions

    Sanchez-O'Brien Oil & Gas Corporation functions as operator for the Drilling Partnership's wells. In this capacity, Sanchez-O'Brien Oil & Gas Corporation receives monthly fees as operator on drilling and producing wells, and under the terms of the Drilling Company and Drilling Partnership Agreements, Sanchez-O'Brien Oil & Gas Corporation is reimbursed for direct costs of performing services for the Drilling Company and the Drilling Partnership and for that part of its administrative overhead that reasonably pertains to the Drilling Company and the Drilling Partnership. These reimbursements amounted to $83,720 in 1997 for both the Drilling Partnership and Drilling Company. Of these amounts, $30,000 was paid for overhead reimbursements and $53,720 for direct administrative charges.

    The Drilling Company's share of the above reimbursements included $12,692 of administrative charges, both overhead and direct charges, for the year 1997.

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

(8) Oil and Natural Gas Reserves (Unaudited)

    The following is a summary of the Drilling Company's proportionate share of the proved oil and natural gas reserve quantities of the Drilling Partnership as estimated by Lone Cypress Engineering, Inc. of Houston, Texas.
[CAPTION]
                                       Oil and          Natural
                                      Condensate          Gas
                                      (Barrels)          (MCF)
       Proved developed and
         undeveloped reserves:
[S]                                    [C]           [C]
         Balance at December 31, 1996    43,481       1,511,612

           1997 adjustments               1,535          15,397

           Production                    (3,595)       (316,514)

         Balance at December 31, 1997    41,421       1,210,495

       Proved developed and
         undeveloped reserves:

         December 31, 1995               44,636       1,671,220

         December 31, 1996               43,481       1,511,612

         December 31, 1997               41,421       1,210,495

    All the reserves of the Drilling Company are attributable to its interest in the Drilling Partnership, and all the reserves are located within the United States.

                                                                   Schedule V

                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

                           Property and Equipment

                Years Ended December 31, 1997, 1996 and 1995
[CAPTION]

                             Balance at                          Balance at
                            Beginning of                           End of
Classification                 Period     Additions   Retirements  Period
1995
[S]                            [C]          [C]             [C]   [C]
Oil and natural gas properties $30,812,847  124,923        6,420  30,931,350

1996

Oil and natural gas properties $30,931,350   26,465            0  30,957,815

1997

Oil and natural gas properties $30,957,815   85,503            0  31,043,318

                                                                  Schedule VI


                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

Accumulated Depreciation, Depletion
and Amortization

                Years Ended December 31, 1997, 1996 and 1995
[CAPTION]

                              Balance at                          Balance at
                             Beginning of                           End of
Classification                  Period     Additions   Retirements  Period

1995
[S]                            [C]          [C]            [C]    [C]
Oil and natural gas properties $29,749,924  225,000            0  30,084,924

1996

Oil and natural gas properties $30,084,924  138,000            0  30,222,924

1997

Oil and natural gas properties $30,222,924  154,000            0  30,376,924

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

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

    The Drilling Company has no directors or executive officers. The General Partner, Sanchez-O'Brien Drilling Corporation, is a wholly owned subsidiary of Sanchez-O'Brien Oil & Gas Corporation. The names, ages (as of March 1, 1997) and positions of the directors and executive officers of Sanchez-O'Brien Drilling Corporation are as follows:

    NAME                   AGE             POSITION

Antonio R. Sanchez, Jr.     55     Chairman of the Board and
                                   Chief Executive Officer

Brian E. O'Brien            64     Vice Chairman of the Board and
                                   President

Minita M. Freeman           77     Senior Vice President,
                                   Secretary, Treasurer and
                                   Director

Frank A. Guerra             49     Vice President - Finance

Olivero F. Garza, III       51     Assistant Secretary -
                                   Controller


    Antonio R. Sanchez, Jr., age 55, is Chairman of the Board and Chief Executive Officer. He holds a Bachelor of Business Administration degree and a Doctor of Jurisprudence degree from St. Mary's University of San Antonio, Texas. Prior to 1973, Mr. Sanchez, Jr., practiced law in both San Antonio and Laredo, Texas, and served as an administrative assistant to the Lieutenant Governor of Texas. In addition to his oil and natural gas investments, Mr. Sanchez, Jr. has other substantial investments.

    Brian E. O'Brien, age 64, is Vice Chairman of the Board and President.
Mr. O'Brien received a Bachelor of Science degree in geology from the University of Oklahoma in 1958 and a Master of Science degree in geology from the same university in 1963. From 1961 to 1969, Mr. O'Brien was employed by the Atlantic Refining Company where his principal responsibilities included geological evaluation and exploration of oil and natural gas prospects situated primarily along the Gulf Coast of Louisiana and Texas, and from 1969 to 1973, he was employed by Mesa Petroleum Company as that Company's geologist for the Gulf Coast area of Texas. In addition to his oil and natural gas investments, Mr. O'Brien has other substantial investments.

     Minita M. Freeman, age 77, is Senior Vice President, Secretary, Treasurer and a Director. Mrs. Freeman holds a Bachelor of Business Administration degree from the University of Texas at Austin with a major in accounting. Prior to joining affiliates of the Managing General Partner in 1975, Mrs. Freeman practiced accounting primarily in Laredo, Texas.

     Frank A. Guerra, age 49, Vice President-Finance, was employed by the Managing General Partner in early 1979. He is in charge of accounting for the Managing General Partner and all affiliates. Mr. Guerra was previously employed by Exxon Corporation as an accounting supervisor in the Exploration and Production Department from 1977 to 1979 and as a senior auditor on various staffs from 1972 to 1977. Mr. Guerra received a Bachelor of Business Administration degree in accounting from Texas A & M Universiry in 1971 and is a Certified Public Accountant.

     Olivero F. Garza, III, age 51, is Assistant Secretary and Controller for the Managing General Partner. He was employed in March 1980 as Manager of Corporate Accounting. Mr. Garza has been employed in the oil and natural gas industry since 1968 with companies such as Exxon Corporation, Coastal Corporation and TransOcean Oil Company. Mr. Garza received a Bachelor of Business Administration degree in accounting from Pan American College in Edinburg, Texas in 1968.

     The terms of each officer and director named above expire at the Company's annual meeting of directors or such other time as his successor is duly elected and qualified.

Item 11.  Executive Compensation

     Inasmuch as the Drilling Company has no directors, officers or employees, it paid no remuneration during 1997. In accordance with the Agreement of Limited Partnership, the Drilling Company reimbursed the Managing General Partner for direct expenses and administrative and overhead expenses attributable to the operations of the Drilling Company (see Note 7 to the Financial Statements).

     All of the oil and natural gas properties of the Drilling Partnership were acquired at cost (including carrying costs) or were obtained on its behalf by the Managing General Partner from third parties. The Managing General Partner acts as operator for certain drilling or producing wells of the Drilling Partnership.

Item 12.  Security Owenership of Certain Benefical Owners and Management

(a) Principal Security Holders

    At December 31, 1997, Sanchez-O'Brien Oil & Gas Corporation, owned a 53.20 percent interest (2,822 units) in the Drilling Company. No other limited partner owned, of record or beneficially, more than one percent of the Drilling Company (See Note 6 to the Financial Statements).

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

(b) Amount of Sanchez-O'Brien Oil & Gas Corporation Securities Owned by Officers and Directors of Sanchez-O'Brien Oil & Gas Corporation

    At March 1, 1998, the Estate of Antonio R. Sanchez, Antonio R. Sanchez, Jr. and Brian E. O' Brien own one hundred percent of the outstanding common stock of Sanchez-O'Brien Oil & Gas Corporation.

(c)  Changes in control

    There have been no changes in control of the Drilling Company during the period ended December 31, 1997.

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

(b)  Reports on Form 8-K

     There were no reports on Form 8-K for the twelve months ended December 31, 1997.

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