Form 10-Q
period 1998-03-31
SANCHEZ O BRIEN 1981-A DRILLING CO
filed 1998-05-15
CIK 350212

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarter ended        March 31, 1998
                               or
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

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
           QUARTERLY REPORT ON FORM 10-Q MARCH 31, 1998


                              INDEX


PART I -  Financial information:

 Item 1. Financial Statements
         Balance Sheets for the periods March 31, 1998 and
            December 31, 1997
         Statements of Operations for the three months ended
            March 31, 1998 and 1997
         Statement of Partners' Equity as of March 31, 1998 Statements of Cash Flow for the three months ended
            March 31, 1998 and 1997
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - Other information:

 Item 1. Legal Proceedings
 Item 2. Changes in Securities (not applicable)
 Item 3. Defaults upon Senior Securities (not applicable)
 Item 4. Submission of Matters to a Vote of Security Holders
            (not applicable)
 Item 5. Other Information (not applicable)
 Item 6. Exhibits and Reports on Form 8-K
         Signatures

                     Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                              Balance Sheets
                                (Unaudited)
                                                  March 31,      December 31,
                                                     1998            1997
  ASSETS

Current assets:
  Cash                                           $   772,116          665,680
  Accounts receivable                                 42,952           48,333

       Total current assets                          815,068          714,013

Oil and natural gas properties (full cost
  method), at cost, pledged (note 2)              31,016,079       31,043,318
Less accumulated depreciation, depletion
  and amortization (note 2)                       30,403,924       30,376,924

       Net oil and natural gas properties            612,155          666,394

Organization costs, less applicable
  amortization                                             0                0
                                                   1,427,223        1,380,407
LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable                                    48,842           53,074
  Suspense payable-investors                         182,730          184,470

       Total current liabilities                     231,572          237,544

Partners' equity:
  Limited partners                                 1,183,699        1,131,439
  General partner                                     11,952           11,424

       Total partners' equity                      1,195,651        1,142,863
                                                 $ 1,427,223        1,380,407
See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)
                     Statements of Operations
                           (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                              1998          1997
REVENUES:
  Oil and natural gas sales                 $132,354      238,676
  Interest income                              5,211        4,267
  Other income                                     0            0

                                             137,565      242,943

EXPENSES:
  Operating expenses                          40,206       39,498
  General and administrative                  17,571       14,510
  Interest                                         0            0
  Depreciation, depletion
    and amortization (note 2)                 27,000       41,000

                                              84,777       95,008

    Net income                              $ 52,788      147,935


See accompanying notes to financial statements.


                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                       Statement of Partners' Equity
                     Three Months Ended March 31, 1998
                                (Unaudited)

                                         Limited       General
                                        Partners       Partner        Total
Balances at December 31, 1997          $1,131,439       11,424      1,142,863

Cash distributions                              0            0              0

Net income                                 52,260          528         52,788

Balances at March 31, 1998             $1,183,699       11,952      1,195,651

See accompanying notes to financial statements.

TABLE

         Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                         Statements of Cash Flows
                                (Unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                      1998        1997
Cash flows from operating activities:
 Net income                                        $ 52,788        147,935
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and
          amortization                               27,000         41,000
     Change in assets and liabilities:
      Accounts receivable                             5,381         21,156
      Accounts payable                               (4,232)        49,263
      Suspense payable                               (1,740)        (3,195)

       Total adjustments                             26,409        108,224

        Net cash provided by operating
         activities                                  79,197        256,159

Cash flows from investing activities:
 Cash distributions                                    -              -
 Purchases of property and equipment                 27,239        (27,232)

       Net cash used in investing
          activities                                 27,239        (27,232)

Cash flows from financing activities:
  Payment of long-term debt                               0              0
  Proceeds from long-term debt                            0              0

        Net cash provided by (used) financing
         activities                                       0              0

Net increase in cash and cash equivalents           106,436        228,927

Cash and cash equivalents at beginning
 year                                               665,680        501,298

Cash and cash equivalents at end of
 quarter                                           $772,116        730,225

See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)

                  Notes to Financial Statements

                          March 31, 1998

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

    c.General

      The financial statements included herein were prepared by the Managing General Partner. In the opinion of management, all adjustments have been made which are necessary for a fair presentation of the financial position of the Drilling Company at March 31, 1998 and the results of operations for the period then ended.

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

(3)Notes Payable

  As of March 31, 1998, The Drilling Company does not have any debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  As of March 31, 1998, forty-three wells have been drilled. Of this number, ten wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold and two are shut-in.

  As of March 31, 1998, the Drilling Company's share of capital expenditures of the Drilling Partnership were in excess of the available funds of the Drilling Company. Financing of these expenditures was provided through borrowings from the Managing General Partner.

  As of March 31, 1998, each Limited Partner has received $435 per each $5,000. Future distributions will be made after litigation on the S. W. Escobas (Trevino leases) has been settled.

                    PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

  The litigation against Pennzoil Exploration and Production Company (Pennzoil) and Sanchez-O'Brien Gas Corporation (Sanchez-O'Brien) on the Trevino lease in the S.W. Escobas Prospect is ongoing. The interests in the Trevino lease, which comprise part of the S.W. Escobas Prospect, were acquired from Pennzoil. There are currently four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%- 23.177% gross working interest. The interest in dispute in this lawsuit is 7/96 or 7.29% of Sanchez-O'Brien's and Pennzoil's interest. The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez-O'Brien. The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. In May 1994, the San Antonio Court of Appeals affirmed the trial court's judgment. The appellants (plaintiffs) filed an application for writ of error to the Texas Supreme Court after the Fourth District Court rejected a motion for a rehearing. On November 6, 1994, the Texas Supreme
  Court denied the writ of error. On December 8, 1994, plaintiffs filed a motion for a rehearing in the Texas Supreme Court. The Texas Supreme Court granted a rehearing, and heard oral arguments during September 1995. On October 18, 1996, the Texas Supreme Court reversed the judgments of both lower courts. On November 20, 1996, a motion for rehearing was filed. The Texas Supreme Court granted the motion for a rehearing, but on February 26, 1998, The Texas Supreme court rendered an opinion reversing the San Antonio Court of Appeals and the trial court and rendering judgement for plaintiff. A motion for a rehearing has been filed in March 1998.

  An unfavorable ruling would force the Drilling Company to forfeit the $242,290 currently being held in escrow. In addition, the Drilling Company would lose approximately 7.29% of its' interest in the Trevino properties, which would reduce the Drilling Company valuation by $28,740 The total potential adverse effect would be $50.58 per each $5,000 limited partnership unit.

  Beginning June 1, 1992, Sanchez-O'Brien started escrowing the amounts in dispute in order to mitigate the effect to the Drilling Partnership and the Limited Partners. The following is an estimate of the net financial effect of this litigation.

    a.   Revenues received and applicable interest

         The Drilling Partnership would have to remit to the plaintiffs 7.29% of revenues from the wells on the Trevino lease from May 1, 1987 less the applicable share of well costs and operating expenses. The Drilling Partnership would also be responsible for any applicable interest. The amount payable from the Drilling Partnership for net revenues and applicable interest is estimated to be $260,570, with $130,285 due from the Drilling Company, or Limited Partners. Because this amount has already been paid out and used by the Drilling Company, the amounts would have to come from current and future revenues. The net impact per each $5,000 limited partnership unit would be $24.32.

    b.   Value of oil and gas revenues

         The plaintiffs would be entitled to future revenues to be derived from existing oil and gas revenues. The net effect of losing these reserves at April 1, 1998 to the Drilling Partnership is estimated to be $57,480, with $28,740 being the interest of the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $5.36.

    c.   Funds retained in escrow

         As mentioned, the Managing General Partner is currently escrowing the net revenues applicable to the disputed interest. At April 1, 1998, the total Drilling Company funds being escrowed were $484,580, with $242,290 escrowed for the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $45.22. The Managing General Partner will continue to escrow the amounts in dispute. If the plaintiffs were to prevail, the funds would be paid to the plaintiff. However, if the defendants prevail, these additional amounts would be available to the Drilling Company for operations and/or distributions.

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
