Form 10-Q
period 1998-06-30
SANCHEZ O BRIEN 1981-A DRILLING CO
filed 1998-08-17
CIK 350212

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarter ended        June 30, 1998
                               or
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

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
           QUARTERLY REPORT ON FORM 10-Q JUNE 30, 1998


                              INDEX


PART I -  Financial information:

 Item 1. Financial Statements
         Balance Sheets for the periods June 30, 1998 and
            December 31, 1997
         Statements of Operations for the six months ended
            June 30, 1998 and 1997
         Statement of Partners' Equity as of June 30, 1998
         Statements of Cash Flow for the six months ended
            June 30, 1998 and 1997
 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations


PART II - Other information:

 Item 1. Legal Proceedings
 Item 2. Changes in Securities (not applicable)
 Item 3. Defaults upon Senior Securities (not applicable)
 Item 4. Submission of Matters to a Vote of Security Holders
            (not applicable)
 Item 5. Other Information (not applicable)
 Item 6. Exhibits and Reports on Form 8-K
         Signatures

                     Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                              Balance Sheets
                                (Unaudited)
                                                  June 30,      December 31,
                                                     1998            1997
  ASSETS

Current assets:
  Cash                                           $   867,922          665,680
  Accounts receivable                                 36,206           48,333

       Total current assets                          904,128          714,013

Oil and natural gas properties (full cost
  method), at cost, pledged (note 2)              31,015,802       31,043,318
Less accumulated depreciation, depletion
  and amortization (note 2)                       30,429,924       30,376,924

       Net oil and natural gas properties            585,878          666,394

Organization costs, less applicable
  amortization                                             0                0
                                                   1,490,006        1,380,407
LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable                                    49,073           53,074
  Suspense payable-investors                         181,860          184,470

       Total current liabilities                     230,933          237,544

Partners' equity:
  Limited partners                                 1,246,487        1,131,439
  General partner                                     12,586           11,424

       Total partners' equity                      1,259,073        1,142,863
                                                 $ 1,490,006        1,380,407
See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)
                     Statements of Operations
                           (Unaudited)

                                             Six Months Ended
                                                  June 30,
                                              1998          1997
REVENUES:
  Oil and natural gas sales                 $257,031      410,729
  Interest income                             11,014        9,609
  Other income                                     0            0

                                             268,045      420,338

EXPENSES:
  Operating expenses                          69,646       79,734
  General and administrative                  29,189       30,913
  Interest                                         0            0
  Depreciation, depletion
    and amortization (note 2)                 53,000       79,000

                                             151,835      189,647

    Net income                              $116,210      230,691


See accompanying notes to financial statements.


                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                       Statement of Partners' Equity
                      Six Months Ended June 30, 1998
                                (Unaudited)

                                         Limited       General
                                        Partners       Partner        Total
Balances at December 31, 1997          $1,131,439       11,424      1,142,863

Cash distributions                              0            0              0

Net income                                115,048        1,162        116,210

Balances at June 30, 1998              $1,246,487       12,586      1,259,073

See accompanying notes to financial statements.

TABLE

         Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                         Statements of Cash Flows
                                (Unaudited)
                                                    Six Months Ended
                                                        June 30,
                                                      1998        1997
Cash flows from operating activities:
 Net income                                       $ 116,210        230,691
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and
          amortization                               53,000         79,000
     Change in assets and liabilities:
      Accounts receivable                            12,127         52,957
      Accounts payable                               (4,001)        59,550
      Suspense payable                               (2,610)        (6,445)

       Total adjustments                             58,516        185,062

        Net cash provided by operating
         activities                                 174,726        413,753

Cash flows from investing activities:
 Cash distributions                                    -              -
 Purchases of property and equipment                 27,516        (37,238)

       Net cash used in investing
          activities                                 27,516        (37,238)

Cash flows from financing activities:
  Payment of long-term debt                               0              0
  Proceeds from long-term debt                            0              0

        Net cash provided (used) by financing
         activities                                       0              0

Net increase in cash and cash equivalents           202,242        378,515

Cash and cash equivalents at beginning of
 year                                               665,680        501,298

Cash and cash equivalents at end of
 quarter                                           $867,922        879,813

See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)

                  Notes to Financial Statements

                           June 30, 1998

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

      The Drilling Company was initially formed with an Organizational Limited Partner on December 18, 1980. Upon the closing of subscriptions on June 23, 1981, with 3,207 Limited Partners contributing $26,520,000, the Organizational Limited Partner was refunded his initial contribution. In June, 1981, the Drilling Company entered into a separate agreement to form a general partnership, Sanchez-O'Brien 1981-A Drilling Partnership (the Drilling Partnership), with Sanchez-O'Brien Oil & Gas Corporation (Sanchez-O'Brien) as Managing General Partner. The purpose of the Drilling Partnership is to conduct oil and natural gas exploration activity in the continental United States. Sanchez-O'Brien Drilling Corporation is a wholly owned subsidiary of Sanchez-O'Brien.

    b.Basis of Financial Statement Presentation

      The financial statements include the accounts of the Drilling Company and its proportionate share in the specific assets, liabilities and operating accounts of the Drilling Partnership. All significant intercompany balances have been eliminated.

    c.General

      The financial statements included herein were prepared by the Managing General Partner. In the opinion of management, all adjustments have been made which are necessary for a fair presentation of the financial position of the Drilling Company at June 30, 1998 and the results of operations for the period then ended.

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

(3)Notes Payable

  As of June 30, 1998, The Drilling Company does not have any debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  As of June 30, 1998, forty-three wells have been drilled.
  Of this number, nine wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold and three are shut-in.

  As of June 30, 1998, the Drilling Company's share of capital expenditures of the Drilling Partnership were in excess of the available funds of the Drilling Company. Financing of these expenditures was provided through borrowings from the Managing General Partner.

  As of June 30, 1998, each Limited Partner has received $435 per each $5,000. Future distributions will be made after litigation on the S. W. Escobas (Trevino leases) has been settled.

                    PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

  The litigation against Pennzoil Exploration and Production Company (Pennzoil) and Sanchez-O'Brien on the Trevino lease in the S.W.
  Escobas Prospect is ongoing. The interests in the Trevino lease, which comprise part of the S.W. Escobas Prospect, were acquired from Pennzoil. There are currently four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%- 23.177% gross working interest. The interest in dispute in this lawsuit is 7/96 or 7.29% of Sanchez and Pennzoil's interest. The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez. The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. In May 1994, the San Antonio Court of Appeals affirmed the trial court's judgment. The appellants (plaintiffs) filed an application for writ of error to the Texas Supreme Court after the Fourth District Court rejected a motion for a rehearing. On November 6, 1994, the Texas Supreme
  Court denied the writ of error. On December 8, 1994, plaintiffs filed a motion for a rehearing in the Texas Supreme Court. The Texas Supreme Court granted a rehearing, and heard oral arguments during September 1995. On October 18, 1996, the Texas Supreme Court reversed the judgments of both lower courts. On November 20, 1996, a motion for rehearing was filed. The Texas Supreme Court granted the motion for a rehearing, but on February 26, 1998, The Texas Supreme court rendered an opinion reversing the San Antonio Court of Appeals and the trial court and rendering judgement for plaintiff. A motion for a rehearing was filed in March 1998.

  An unfavorable ruling would force the Drilling Company to forfeit the $248,287 currently being held in escrow. In addition, the Drilling Company would lose approximately 7.29% of its interest in the Trevino properties, which would reduce the Drilling Company valuation by $21,595 The total potential adverse effect would be $50.37 per each $5,000 limited partnership unit.

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

    b.   Value of oil and gas revenues

         The plaintiffs would be entitled to future revenues to be derived from existing oil and gas revenues. The net effect of losing these reserves at July 1, 1998 to the Drilling Partnership is estimated to be $43,192, with $21,595 being the interest of the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $4.03.

    c.   Funds retained in escrow

         As mentioned, the Managing General Partner is currently escrowing the net revenues applicable to the disputed interest. At July 1, 1998, the total Drilling Company funds being escrowed were $496,574, with $248,287 escrowed for the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $46.34. The Managing General Partner will continue to escrow the amounts in dispute. If the plaintiffs were to prevail, the funds would be paid to the plaintiff. However, if the defendants prevail, these additional amounts would be available to the Drilling Company for operations and/or distributions.

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


                       SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                            (Registrant)

                       By Sanchez-O'Brien Drilling Corporation.
                            General Partner



     Date:  08/14/98   By:  M. M. FREEMAN
                            M. M. Freeman
                            Senior Vice President, Treasurer,
                            Secretary and Director (Principal
                            Financial Officer)



     Date:  08/14/98   By:  OLIVER GARZA
                            Oliver Garza
                            Vice President
                            Acctg./Administration
