Form 10-Q
period 1998-09-30
SANCHEZ O BRIEN 1981-A DRILLING CO
filed 1998-11-16
CIK 350212

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarter ended        September 30, 1998
                               or
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

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
           QUARTERLY REPORT ON FORM 10-Q SEPTEMBER 30, 1998


                              INDEX


PART I -  Financial information:

 Item 1. Financial Statements
         Balance Sheets for the periods September 30, 1998 and
            December 31, 1997
         Statements of Operations for the nine months ended
            September 30, 1998 and 1997
         Statement of Partners' Equity as of September 30, 1998 Statements of Cash Flow for the nine months ended
            September 30, 1998 and 1997
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - Other information:

 Item 1. Legal Proceedings
 Item 2. Changes in Securities (not applicable)
 Item 3. Defaults upon Senior Securities (not applicable)
 Item 4. Submission of Matters to a Vote of Security Holders
            (not applicable)
 Item 5. Other Information (not applicable)
 Item 6. Exhibits and Reports on Form 8-K
         Signatures

                     Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                              Balance Sheets
                                (Unaudited)
                                             September 30,      December 31,
                                                     1998            1997
  ASSETS

Current assets:
  Cash                                           $   948,752          665,680
  Accounts receivable                                 27,151           48,333

       Total current assets                          975,903          714,013

Oil and natural gas properties (full cost
  method), at cost, pledged (note 2)              31,016,515       31,043,318
Less accumulated depreciation, depletion
  and amortization (note 2)                       30,448,924       30,376,924

       Net oil and natural gas properties            567,591          666,394

Organization costs, less applicable
  amortization                                             0                0
                                                   1,543,494        1,380,407
LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable                                    50,000           53,074
  Suspense payable-investors                         180,555          184,470

       Total current liabilities                     230,555          237,544

Partners' equity:
  Limited partners                                 1,299,810        1,131,439
  General partner                                     13,129           11,424

       Total partners' equity                      1,312,939        1,142,863
                                                 $ 1,543,494        1,380,407
See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)
                     Statements of Operations
                           (Unaudited)

                                             Nine Months Ended
                                                September 30,
                                              1998          1997
REVENUES:
  Oil and natural gas sales                 $357,038      560,838
  Interest income                             17,406       15,704
  Other income                                     0            0

                                             374,444      576,542

EXPENSES:
  Operating expenses                          96,379      112,474
  General and administrative                  35,989       46,516
  Interest                                         0            0
  Depreciation, depletion
    and amortization (note 2)                 72,000      113,000

                                             204,368      271,990

    Net income                              $170,076      304,552


See accompanying notes to financial statements.


                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                       Statement of Partners' Equity
                    Nine Months Ended September 30, 1998
                                (Unaudited)

                                         Limited       General
                                        Partners       Partner        Total
Balances at December 31, 1997          $1,131,439       11,424      1,142,863

Cash distributions                              0            0              0

Net income                                168,371        1,705        170,076

Balances at September 30, 1998         $1,299,810       13,129      1,312,939

See accompanying notes to financial statements.

TABLE

         Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                         Statements of Cash Flows
                                (Unaudited)
                                                    Nine Months Ended
                                                      September 30,
                                                      1998        1997
Cash flows from operating activities:
 Net income                                       $ 170,076        304,522
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and
          amortization                               72,000        113,000
     Change in assets and liabilities:
      Accounts receivable                            21,182         60,377
      Accounts payable                               (3,074)        71,229
      Suspense payable                               (3,915)        (6,445)

       Total adjustments                             86,193        238,161

        Net cash provided by operating
         activities                                 256,269        542,713

Cash flows from investing activities:
 Cash distributions                                    -              -
 Purchases of property and equipment                 26,803        (83,695)

       Net cash used in investing
          activities                                 26,803        (83,695)

Cash flows from financing activities:
  Payment of long-term debt                               0              0
  Proceeds from long-term debt                            0              0

        Net cash provided (used) by financing
         activities                                       0              0

Net increase in cash and cash equivalents           283,072        459,018

Cash and cash equivalents at beginning of
 year                                               665,680        501,298

Cash and cash equivalents at end of
 quarter                                           $948,752        960,316

See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)

                  Notes to Financial Statements

                           September 30, 1998

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

(3)Notes Payable

  As of September 30, 1998, The Drilling Company does not have any debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  As of September 30, 1998, forty-three wells have been drilled.
  Of this number, nine wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold and three are shut-in.

  As of September 30, 1998, the Drilling Company's share of capital expenditures of the Drilling Partnership were in excess of the available funds of the Drilling Company. Financing of these expenditures was provided through borrowings from the Managing General Partner.

  As of September 30, 1998, each Limited Partner has received $435 per each $5,000. Future distributions will be made after litigation on the S. W. Escobas (Trevino leases) has been settled.

                    PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

  The litigation against Pennzoil Exploration and Production Company
  (Pennzoil) and Sanchez-O'Brien on the Trevino lease in the S.W.
  Escobas Prospect is ongoing. The interests in the Trevino lease, which comprise part of the S.W. Escobas Prospect, were acquired from Pennzoil. There are currently four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%- 23.177% gross working interest. The interest in dispute in this lawsuit is 7/96 or 7.29% of Sanchez and Pennzoil's interest. The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez. The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. In May 1994, the San Antonio Court of Appeals affirmed the trial court's judgment. The appellants (plaintiffs) filed an application for writ of error to the Texas Supreme Court after the Fourth District Court rejected a motion for a rehearing. On November 6, 1994, the Texas Supreme
  Court denied the writ of error. On December 8, 1994, plaintiffs filed a motion for a rehearing in the Texas Supreme Court. The Texas
  Supreme Court granted a rehearing, and heard oral arguments during September 1995. On October 18, 1996, the Texas Supreme Court reversed the judgments of both lower courts. On November 20, 1996, a motion for rehearing was filed. The Texas Supreme Court granted the motion for a rehearing, but on February 26, 1998, The Texas Supreme court rendered an opinion reversing the San Antonio Court of Appeals and the trial court and rendering judgement for plaintiff. A motion for a rehearing was filed in March 1998. The Supreme Court has refused to rehear the case, essentially bringing finality to the case in favor of the plaintiffs. Besides the actual amounts owed, the defendents will also owe interest to the plaintiffs, although the respective start dates for the accrual of interest are still being discussed.

  An unfavorable ruling would force the Drilling Company to forfeit the $252,417 currently being held in escrow. In addition, the Drilling Company would lose approximately 7.29% of its interest in the Trevino properties, which would reduce the Drilling Company valuation by $21,595 The total potential adverse effect would be $51.14 per each $5,000 limited partnership unit.

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

    b.   Value of oil and gas revenues

         The plaintiffs would be entitled to future revenues to be derived from existing oil and gas revenues. The net effect of losing these reserves at October 1, 1998 to the Drilling Partnership is estimated to be $43,192, with $21,595 being the interest of the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $4.03.

    c.   Funds retained in escrow

         As mentioned, the Managing General Partner is currently escrowing the net revenues applicable to the disputed interest. At July 1, 1998, the total Drilling Company funds being escrowed were $504,834, with $252,417 escrowed for the Drilling Company, or Limited Partners. The net impact per each $5,000 limited partnership unit would be $47.11. The Managing General Partner will continue to escrow the amounts in dispute. If the plaintiffs were to prevail, the funds would be paid to the plaintiff. However, if the defendants prevail, these additional amounts would be available to the Drilling Company for operations and/or distributions.

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


                       SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                            (Registrant)

                       By Sanchez-O'Brien Drilling Corporation.
                            General Partner



     Date:  11/13/98   By:  M. M. FREEMAN
                            M. M. Freeman
                            Senior Vice President, Treasurer,
                            Secretary and Director (Principal
                            Financial Officer)



     Date:  11/13/98   By:  OLIVER GARZA
                            Oliver Garza
                            Vice President
                            Acctg./Administration
