Form 10-K
period 1998-12-31
SANCHEZ O BRIEN 1981-A DRILLING CO
filed 1999-03-31
CIK 350212

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities and Exchange Act of 1934


For the fiscal year ended December 31, 1998

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

                  SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
               ANNUAL REPORT ON FORM 10-K DECEMBER 31, 1998


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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


SIGNATURES

                                P A R T   I
Item 1.  Business

Purposes

    The registrant, Sanchez-O'Brien 1981-A Drilling Company (the "Drilling Company"), is a limited partnership formed on December 18, 1980, pursuant to the provisions of the Texas Uniform Limited Partnership Act. On April 21, 1981, the effective date of the Securities Act of 1933 Registration covering the offer and sale of the units (No. 2-70390), members of the National Association of Securities Dealers, Inc. began the sale of limited partnership interests. The sales period was closed June 23, 1981 with the sale of 5,304 units for a sum of $26,520,000. Sanchez Drilling Corporation (the
"General Partner"), the General Partner of the Drilling Company, contributed $246,438 to the Drilling Company's capital. Operations commenced on June 23, 1981.

Effective January 1, 1998, Sanchez-O'Brien Drilling Corporation's name was changed to Sanchez Drilling Corporation. Also, Sanchez-O'Brien Oil & Gas Corporation's name was changed to Sanchez Oil & Gas Corporation.

Description of Business

    The Drilling Company was formed to become a general partner in Sanchez-O'Brien 1981-A Drilling Partnership (the "Drilling Partnership") to participate in oil and natural gas exploration, drilling, development, production and marketing in the United States with Sanchez Oil & Gas Corporation (the "Managing General Partner") as Managing General Partner. All of these activities were conducted in the states of Texas, Louisiana, Oklahoma, New Mexico, Colorado and Wyoming. Substantially all of the operations and activities of the Drilling Company relate to its interest in the Drilling Partnership.

    As of December 31, 1998, forty-three wells have been drilled. Of this number, ten wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold, and two are shut-in.

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

Major Purchasers

    Tejas Gas Marketing, LLc purchased over 77% of the Drilling Company's total oil and natural gas sales during the year ended December 31, 1998 (See Note 3 to the Financial Statements).

Long-term Debt

    At December 31, 1998, The Drilling Company does not have any long term debt.

Marketing Conditions

    For 1998, the average price of oil decreased to $11.08/BBL from $15.27/BBL for 1997, while the average price for natural gas decreased to $2.07/MCF for 1998 from $2.19/MCF in 1997. Several factors contributed to the decrease of natural gas and oil prices in 1998 compared to 1997. 1) The past two winters have been milder than usual. 2) There was an oversupply of oil, due in part to; the Asian financial crisis caused economies in the region to lower their demand; the aforementioned mild winters caused demand to lower; the allowance of Iraq to sell its oil for food flooded the market with more production. 3) A mini-boom in drilling for natural gas during 1995-1997 increased the production available for sale.

    Wellhead prices per MCF during March 1999 were in the $1.65 to $1.75 range, and we are optimistic that prices will average $2.00 per MCF in 1999.
During January and February 1999 gas was sold for an estimated $1.73.
Despite natural gas storage being high in the first quarter, 1999 prices should average approximately $2.00/MCF during 1999.

Regulation

    Various aspects of the Drilling Partnership's oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted and by certain agencies of the Federal government for operations on Federal leases.

Future Operations

    As of December 31, 1998, each Limited Partner has received $435 per each $5,000 unit. Future distributions will be made after litigation on the S.W. Escobas (Trevino leases) prospect is settled.

     Subsequent to year-end, the Company began considering selling all of its producing properties. As of March 30, 1999, no firm offer had been accepted.

Item 2.  Properties

    The following table summarizes the Drilling Company's well count (# wells) and average net working interest (ANWI) in oil and natural gas wells by state that are commercially productive as of December 31, 1998:

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

    No events during the first quarter of 1999 have substantially changed these numbers.

Item 3.  Legal Proceedings

    The litigation against Pennzoil Exploration and Production Company (Pennzoil) and Sanchez Oil and Gas Corporation (Sanchez) on the Trevino leases in the S.W. Escobas Prospect is ongoing. The interests in the Trevino leases, which comprise part of the S.W. Escobas Prospect, were acquired from Pennzoil. There are currently four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%-23.177% gross working interest. The interest in dispute in this lawsuit is 7/96 or 7.29% of Sanchez-O'Brien's and Pennzoil's interest. The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez.
The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. In May 1994, the San Antonio Court of Appeals affirmed the trial court's judgement.The appellants (plaintiffs) filed an application for writ of error to the Texas Supreme
Court after the Fourth Court Appeals rejected a motion for a rehearing.
On November 6, 1994, the Texas Supreme Court denied the writ of error.
On December 8, 1994, plaintiffs filed a motion for a rehearing with Texas Supreme Court. The Texas Supreme Court granted a rehearing and heard oral arguments during September 1995. On October 18, 1996, the Texas Supreme Court reversed the judgements of both lower courts.On November 20, 1996, a motion for rehearing was filed. The Texas Supreme Court granted the motion for a rehearing, but on February 26, 1998, The Texas Supreme Court rendered an opinion reversing the San Antonio Court of Appeals and the trial court and rendering judgement for plaintiff. A motion for a rehearing was filed during March 1998. The motion for a rehearing was denied and all appeals exhausted.

    As a result of the unfavorable ruling, the Drilling Company will have to forfeit the funds being held in escrow. In addition, the Drilling Company would lose approximately 7.29% of its' interest in the Trevino properties. The Company should have enough funds in escrow to pay the plantiff.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to the Security Holders during the fourth quarter of 1998.

                                P A R T  II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

    The Drilling Company has no outstanding common stock at December 31, 1998. There is no market for the limited partnership units of the Drilling Company and transferability is subject to certain conditions, including the consent of the Managing General Partner. The Drilling Company has 1,480 limited partners as of December 31, 1998.

    As of December 31, 1998, each Limited Partner has received $435 per each $5,000 unit. Future cash distributions will be made after litigation on the S.W. Escobas (Trevino leases) has been settled.

    According to the terms of the Drilling Company's Partnership Agreement, the General Partner is obligated to repurchase, if requested, the interests of limited partners in the Drilling Company. The maximum repurchase obligation is 10% of the Aggregate Limited Partners Contributions. The repurchase price will be based primarily on the discounted value of the Drilling Company's share of the oil and natural gas properties. The Managing General Partner repurchased 9 units during 1998. As of December 31, 1998, the Managing General Partner has repurchased 2,822 units, or 53.20%, of the total 5,304 units. At January 1, 1998, the managing general parnter assigned 941 units to Mr. O'Brien as part of a settlement. A repurchase offer for each outstanding $5,000 unit at December 31, 1998 has not been made.

Item 6.  Selected Financial Data

    The financial results of operations of the Drilling Company as of and for the years ended December 31, 1998, 1997 and 1996 are as follows:
[CAPTION]
                                1998         1997         1996
[S]                          [C]         [C]         [C]
 Revenues. . . . . . . . . .$   462,242    763,517     462,242
 Expenses. . . . . . . . . .    267,426    373,281     267,426

 Net income. . . . . . . . .    194,816    390,236     194,816

 LP's net income (99%) . . .    192,868    386,334     192,868

 LP's net income per unit. .         36         73          36

 Total assets. . . . . . . .  1,582,964  1,380,407   1,582,964
 Working capital increase ..$   308,641     34,688     308,641

 Partners' equity (deficit)
    Limited partners . . . .$ 1,324,307  1,131,434   1,324,307
    General partner. . . . .$    13,372     11,429      13,372

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

    During 1998, the price of natural gas and oil decreased from 1997. The Drilling Company repaid the full amount of the note payable to the Managing General Partner on July 1, 1993.

Results of Operations

    The Drilling Company had net income of $194,816 in 1998, $390,236 in 1997, and $378,346 in 1996.

    Oil and natural gas sales totaled $438,068 in 1998, $742,030 in 1997, and $716,938 in 1996.

    Operating expenses as a percentage of oil and natural gas sales were 30.68% in 1998, 22.73% in 1997, and 25.49% in 1996.

    Interest income was $24,174 in 1998, $21,487 in 1997, and $12,331 in 1996.

    General and administrative expenses consist primarily of the Drilling Company's proportionate share of such expenses allocated to the Drilling Partnership from Sanchez Oil & Gas Corporation.

    The current year depletion amounted to $93,000. Depletion per net equivalent barrel of production was $2.40 in 1998, $2.73 in 1997, $2.48 in 1996.

Item 8.  Financial Statements and Supplementary Data


                Sanchez-O'Brien 1981-A Drilling Company
                        (a limited partnership)

                     Index to Financial Statements

Balance Sheets - December 31, 1998 and 1997

Statements of Operations - Years ended December 31, 1998, 1997 and 1996

Statements of Partners' Equity (Deficit) - Years ended December
31, 1998, 1997 and 1996

Cash Flows Statement of - Years ended December 31, 1998, 1997 and 1996.

Notes to Financial Statements

Schedule V - Property and Equipment - Years ended December 31, 1998,
1997 and 1996

Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property and Equipment - Years ended December 31, 1998, 1997 and 1996

All other schedules are omitted as the required information is unapplicable or the information is included in the financial statements or related notes.

                SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                        (a limited partnership)

                            Balance Sheets

                      December 31, 1998 and 1997
                              (Unaudited)

        ASSETS                                 1998            1997
Current assets:
  Cash                                  $ 1,011,552         665,680
  Accounts receivable                        18,843          48,333

        Total current assets              1,030,395         714,013

Oil and natural gas properties (full
  cost method), at cost, pledged
  (notes 3 and 4)                        31,022,493      31,043,318
Less accumulated depreciation,
  depletion and amortization (note 3)    30,469,924      30,376,924

        Net oil and natural gas
        properties                          552,569         666,394

Organization costs, less applicable
  amortization                                 -               -

        TOTAL ASSETS                      1,582,964       1,380,407
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable                           64,730          53,074
  Suspense payable-investors                180,555         184,470

        Total current liabilities           245,285         237,544

Partners' equity:
  Limited partners                        1,324,307       1,131,439
  General partner                            13,372          11,424

        Total partners' equity            1,337,679       1,142,863

        TOTAL LIABILITES AND
         PARTNERS' EQUITY               $ 1,582,964       1,380,407


See accompanying notes to financial statements.

                SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                        (a limited partnership)

                       Statements of Operations

             Years Ended December 31, 1998, 1997 and 1996
                              (Unaudited)


                                   1998            1997          1996
Revenues:
  Oil and natural gas sales   $  438,068        742,030        716,938
  Interest income                 24,174         21,487         12,331
  Other income                      -               -              -

                                 462,242        763,517        729,269

Expenses:
  Operating expenses             134,437        168,710        182,750
  General and administrative
    expenses (note 7)             39,989         50,571         30,173
  Depreciation, depletion and
    amortization (note 3)         93,000        154,000        138,000
  Interest expense                  -               -             -

                                 267,426        373,281        350,923

      Net income              $  194,816        390,236        378,346

      Net income applicable
        to limited partners   $  192,868        386,334        374,563

      Net income of limited
        partners per unit
        of limited partnership
        interest              $       36             73             71

      Number of units of limited
        partnership interests
        outstanding                5,304          5,304           5,304

See accompanying notes to financial statements.

                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

                  Statements of Partners' Equity (Deficit)

                Years Ended December 31, 1998, 1997, and 1996
                                 (Unaudited)



                                   Limited Partners
                                                                   Partners'
                                                        General     Equity
                                  Units      Amount     Partner    (Deficit)


Balances at December 31, 1995       5,304 $1,184,440      11,961   1,196,401

  Cash distribution                         (393,822)     (3,978)   (397,800)

  Net income                                 374,563       3,783     378,346

Balances at December 31, 1996       5,304  1,165,181      11,766   1,176,947

  Cash distribution                   -     (420,076)     (4,244)   (424,320)

  Net income                                 386,334       3,902     390,236

Balnaces at December 31, 1997       5,304  1,131,439      11,424   1,142,863

  Cash distribution                   -        -            -          -

  Net income                          -      192,868       1,948     194,816

Balances at December 31, 1998       5,304 $1,324,307      13,372   1,337,679

See accompanying notes to financial statements.

                     SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                             (a limited partnership)

                            Statements of Cash Flows

                        December 31, 1998, 1997 and 1996
                                   (Unaudited)

                                                  1998      1997       1996
Cash flows from operating activities:
  Net income                                 $  194,816    390,236     378,346
  Adjustments to reconcile net earnings
    to net cash provided by operating
      activities: Depreciation, depletion
      and amortization                           93,000    154,000     138,000
      Change in assets and liabilities:
        Accounts receivable                      29,490     54,884     (33,760)
        Accounts payable                         11,656     45,240    (111,622)
        Suspense payable                         (3,915)    29,845      33,265
         Total adjustments                      130,231    283,969      25,883

         Net cash provided by operating
            activities                          325,047    674,205     404,229

Cash flows from investing activities:
  Cash distributions                               -      (424,320)   (397,800)
  Additions to property and equipment            20,825    (85,503)    (26,465)

     Net cash used in investing activities       20,825   (509,823)   (424,265)

Cash flows from financing activities:
  Payments of long-term debt                       -          -           -
  Proceeds fom long-term debt                      -          -           -

         Net cash provided by financing
         activities                                -          -           -

Net increase (decrease) in cash and cash
  equivalents                                   345,872    164,382     (20,036)

Cash and cash equivalents at beginning of year  665,680    501,298     521,334

Cash and cash equivalents at end of year    $ 1,011,552    665,680     501,298

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                     (a limited partnership)

                  Notes to Financial Statements

                   December 31, 1998 and 1997



(1) Organization and Summary of Significant Accounting Policies

    Organization - Sanchez-O'Brien 1981-A Drilling Company

    Sanchez-O'Brien 1981-A Drilling Company (the Drilling Company), a Texas limited partnership, was formed on December 18, 1980 with Sanchez Drilling Corporation (a wholly-owned subsidiary of Sanchez Oil & Gas
    Corporation) as general partner and an organizational limited partner. On June 23, 1981, Sanchez Drilling Corporation, as general partner, and investors, representing
    5,304 units of limited partnership interests ($5,000 per unit), entered into an Agreement of Limited Partnership for the Sanchez-O'Brien 1981-A Drilling Company. The Drilling Company was to remain in existence until December 31, 2011, unless dissolved prior to that date according to provisions of the Drilling Company Partnership Agreement. Sanchez Drilling Corporation and the individual limited partners are not required to make additional capital contributions to the Drilling Company.

    The Drilling Company Partnership Agreement provides for quarterly distributions from available cash.

    Organization - Sanchez-O'Brien 1981-A Drilling Partnership

    Sanchez-O'Brien 1981-A Drilling Partnership (the Drilling Partnership), a Texas general partnership, was organized on June 23, 1981 with Sanchez Oil & Gas Corporation as managing general partner and Sanchez-O'Brien 1981-A Drilling
    Company as general partner. The Drilling Partnership was formed to engage in oil and natural gas exploration, drilling, development, production and marketing in the United States. The Drilling Partnership was to remain in existence until December 31, 2011, unless dissolved prior to that date according to provisions of the Drilling Partnership Agreement.

    Sanchez Oil & Gas Corporation, as managing general partner, is required to make capital contributions to the Drilling Partnership on a current basis sufficient to pay the costs allocated to the managing general partner under the terms of the Drilling Partnership Agreement. The managing general partner was required to make capital contributions in an amount equal to 20 percent of the capital contributions of the limited partners to the Drilling Company, reduced by any organization or other costs incurred by the managing general partner which were reimbursed by the Drilling Company or the Drilling Partnership, by June 23, 1983. This capital contribution requirement was met, and cumulative capital contributions by the managing general partner total $5,331,953 as of December 31, 1998.

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

    Drilling Partnership

    Revenues and expenses of the Drilling Partnership which relate to capital wells (wells which are funded principally by capital contributions of the Drilling Company) are allocated
    30 percent to the managing general partner, Sanchez Oil & Gas
    Corporation, and 70 percent to the general partner, the Drilling Company, until partnership payout is reached, and 50 percent to each partner thereafter. All costs of capital wells which are non-capitalized costs for Federal income tax purposes are charged to the Drilling Company. All capitalized costs of capital wells and leasehold costs relating to producing capital wells are charged to Sanchez Oil & Gas Corporation.

    All revenues, expenses, well costs and leasehold costs relating to subsequent wells (all wells other than the capital wells) are allocated 50 percent to Sanchez Oil & Gas
    Corporation and 50 percent to the Drilling Company.

    All interest earned as a result of the temporary investment of the Drilling Company's capital contribution to the Drilling
    Partnership are allocated 100 percent to the Drilling Company.


(3) Oil and Natural Gas Producing Activities

    The aggregate amount of capitalized costs of the Drilling
    Company's proportionate share of the oil and natural gas properties of the Drilling Partnership for the years ended
    December 31, 1998 and 1997 were as follows:

[CAPTION]
                                         1998            1997
[S]                                  [C]              [C]
       Costs related to proved
         properties                  $31,022,493      31,043,318
       Costs related to unproved
         properties                        -               -

                                      31,022,493      31,043,318

       Less accumulated depletion     30,469,924      30,376,924

                                     $   552,569         666,394

    The following schedule presents the results of operations of the Drilling Company's proportionate share of the oil and natural gas producing activities of the Drilling Partnership for the years ended December 31, 1997, 1996 and 1995:

[CAPTION]
                                      1998       1997       1996
[S]                                 [C]       [C]       [C]
       Oil and natural gas revenues $ 438,068   742,030   716,938
       Operating expenses             134,437   166,191   182,750
       Depreciation, depletion and
         amortization                  93,000   154,000   138,000

       Results of operations from
         producing activities
         (excluding overhead and
         interest costs)
         Net income                 $ 210,631   421,839   396,188


    Operating expenses include production taxes of $2,456, $ 2,520, and $3,119 in 1998, 1997 and 1996, respectively.

    The 1998 full cost ceiling test did not warrant an additional charge to depreciation, depletion and amortization. The calculation of the limitation on capitalized costs as of December 31, 1998 was based on $2.00 per MCF.

    The regular provision for depreciation, depletion and amortization per unit of production (net equivalent barrel) for the years ended December 31, 1998, 1997 and 1996 was $2.40, $2.73 and $2.48 respectively. These rates are exclusive of the amounts attributable to the limitation on capitalized costs.

    Over seventy seven percent of the natural gas sales from seven S. W. Escobas producing wells were sold to Tejas Gas Marketing, LLC during 1998.

(4) Notes Payable

    As of December 31, 1998, the Drilling Company does not have any debt.

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

    The following is a reconciliation of the net income of the Drilling Company as reported herein, to its earnings reported for Federal income tax purposes for the years ended December 31, 1998, 1997 and 1996.

[CAPTION]
                                     1998       1997       1996
[S]                            [C]           [C]      [C]
Net income as reported
  herein                       $  194,816    390,236    378,346

Less costs capitalized for
  financial reporting purposes
  which are expenses for tax
  purposes (primarily intangible
  drilling and dry hole costs)    (20,825)    83,524     13,475

Add depreciation, depletion and
  amortization for financial
  reporting purposes               93,000    154,000    138,000

Less depreciation and cost
  depletion for tax purposes       68,732     53,755     63,476

Differences in accrual method
  of accounting for financial
  reporting purposes and cash
  basis for tax purposes          (40,156)    31,397     18,063

Income for Federal income tax
  purposes                    $   199,753    438,354    457,458

(6) Repurchase Obligations

    In accordance with the terms of the Drilling Company's Partnership Agreement, Sanchez Drilling Corporation is obligated to purchase, if requested, the interests of limited partners in the Drilling Company. The purchase price is to be based primarily on annual determinations of the discounted value of the Drilling Company's share of the oil and natural gas properties of the Drilling Partnership. The maximum repurchase obligation is 10% of the Aggregate Limited Partners' Capital Contributions. Sanchez Oil & Gas Corporation purchased 9 units during 1998.

(7) Related Party Transactions

    Sanchez Oil & Gas Corporation functions as operator for the Drilling Partnership's wells. In this capacity, Sanchez Oil & Gas Corporation receives monthly fees as operator on drilling and producing wells, and under the terms of the Drilling Company and Drilling Partnership Agreements, Sanchez Oil & Gas Corporation is reimbursed for direct costs of performing services for the Drilling Company and the Drilling Partnership and for that part of its administrative overhead that reasonably pertains to the Drilling Company and the Drilling Partnership. These reimbursements amounted to $57,152 in 1998 for both the Drilling Partnership and Drilling Company. Of these amounts, $30,000 was paid for overhead reimbursements and $27,152 for direct administrative charges.

    The Drilling Company's share of the above reimbursements included $20,377 of administrative charges, both overhead and direct charges, for the year 1998.

    Accounts payable on the accompanying balance sheets are due the Managing General Partner.

    Substantially all of the Drilling Partnership's oil and natural gas leases were acquired from the Managing General
    Partner at cost, plus carrying and administrative charges.

    A staff overriding royalty pool, consisting of a maximum of 7% of the Drilling Partnership's net revenue interest in all oil and natural gas leases, is shared by certain geological, engineering and other key employees of Sanchez Oil &
    Gas Corporation.

(8) Oil and Natural Gas Reserves (Unaudited)

    The following is a summary of the Drilling Company's proportionate share of the proved oil and natural gas reserve quantities of the Drilling Partnership as estimated by Lone Cypress Engineering, Inc. of Houston, Texas.
[CAPTION]
                                       Oil and          Natural
                                      Condensate          Gas
                                      (Barrels)          (MCF)
       Proved developed and
         undeveloped reserves:
[S]                                    [C]           [C]
         Balance at December 31, 1997    41,421       1,210,495

           1998 adjustments             (15,977)       (401,389)

           Production                    (2,974)       (214,507)

         Balance at December 31, 1998    22,470         594,599

       Proved developed and
         undeveloped reserves:

         December 31, 1996               43,481       1,511,612

         December 31, 1997               41,421       1,210,495

         December 31, 1998               22,470         594,599

    All the reserves of the Drilling Company are attributable to its interest in the Drilling Partnership, and are located within the United States.

                                                                   Schedule V

                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

                           Property and Equipment

                Years Ended December 31, 1998, 1997 and 1996
[CAPTION]

                             Balance at                          Balance at
                            Beginning of                           End of
Classification                 Period     Additions   Retirements  Period
1996
[S]                            [C]          [C]             [C]   [C]
Oil and natural gas properties $30,931,350   26,465            0  30,957,815

1997

Oil and natural gas properties $30,957,815   85,503            0  31,043,318

1998

Oil and natural gas properties $31,043,318        0       20,825  31,022,493

                                                                  Schedule VI


                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

Accumulated Depreciation, Depletion
and Amortization

                Years Ended December 31, 1998, 1997 and 1996
[CAPTION]

                              Balance at                          Balance at
                             Beginning of                           End of
Classification                  Period     Additions   Retirements  Period

1996
[S]                            [C]          [C]            [C]    [C]
Oil and natural gas properties $30,084,924  138,000           0   30,222,924

1997

Oil and natural gas properties $30,222,924  154,000           0   30,376,924

1998

Oil and natural gas properties $30,376,924   93,000           0   30,469,924

Item 9.  Disagreements on Accounting and Financial Disclosure

    There have been no disagreements by the Drilling Company with its accountants on accounting or financial disclosures which would warrant disclosure pursuant to this item.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

    The Drilling Company has no directors or executive officers. The General Partner, Sanchez Drilling Corporation, is a wholly owned subsidiary of Sanchez Oil & Gas Corporation. The names, ages (as of March 1, 1999) and positions of the directors and executive officers of Sanchez Drilling Corporation are as follows:

    NAME                   AGE             POSITION

Antonio R. Sanchez, Jr.     56     Chairman of the Board and
                                   Chief Executive Officer

Frank A. Guerra             50     President, COO and CFO

Minita M. Freeman           78     Senior Vice President,
                                   Secretary, Treasurer and
                                   Director

Olivero F. Garza, III       52     Assistant Secretary


    Antonio R. Sanchez, Jr., age 56, is Chairman of the Board and Chief Executive Officer. He holds a Bachelor of Business Administration degree and a Doctor of Jurisprudence degree from St. Mary's University of San Antonio, Texas. Prior to 1973, Mr. Sanchez, Jr., practiced law in both San Antonio and Laredo, Texas, and served as an administrative assistant to the Lieutenant Governor of Texas. In addition to his oil and natural gas investments, Mr. Sanchez, Jr. has other substantial investments.

     Minita M. Freeman, age 78, is Senior Vice President, Secretary, Treasurer and a Director. Mrs. Freeman holds a Bachelor of Business Administration degree from the University of Texas at Austin with a major in accounting. Prior to joining affiliates of the Managing General Partner in 1975, Mrs. Freeman practiced accounting primarily in Laredo, Texas.

     Frank A. Guerra, age 50, President, COO and CFO, was employed by the Managing General Partner in early 1979. He is in charge of accounting for the Managing General Partner and all affiliates. Mr. Guerra was previously employed by Exxon Corporation as an accounting supervisor in the Exploration and Production Department from 1977 to 1979 and as a senior auditor on various staffs from 1972 to 1977. Mr. Guerra received a Bachelor of Business Administration degree in accounting from Texas A & M Universiry in 1971 and is a Certified Public Accountant.

     Olivero F. Garza, III, age 52, is Vice President-Accounting/Administration for the Managing General Partner. He was employed in March 1980 as Manager of Corporate Accounting. Mr. Garza has been employed in the oil and natural gas industry since 1968 with companies such as Exxon Corporation, Coastal Corporation and TransOcean Oil Company. Mr. Garza received a Bachelor of Business Administration degree in accounting from Pan American College in Edinburg, Texas in 1968.

     The terms of each officer and director named above expire at the Company's annual meeting of directors or such other time as his successor is duly elected and qualified.

Item 11.  Executive Compensation

     Inasmuch as the Drilling Company has no directors, officers or employees, it paid no remuneration during 1998. In accordance with the Agreement of Limited Partnership, the Drilling Company reimbursed the Managing General Partner for direct expenses and administrative and overhead expenses attributable to the operations of the Drilling Company (see Note 7 to the Financial Statements).

     All of the oil and natural gas properties of the Drilling Partnership were acquired at cost (including carrying costs) or were obtained on its behalf by the Managing General Partner from third parties. The Managing General Partner acts as operator for certain drilling or producing wells of the Drilling Partnership.

Item 12.  Security Owenership of Certain Benefical Owners and Management

(a) Principal Security Holders

    At December 31, 1998, Sanchez Oil & Gas Corporation, owned a 35.63 percent interest (1,890 units) in the Drilling Company. One investor, Brian E. O'Brien, owned 17.74 percent interest (941 units), but no other limited partner owned, of record or beneficially, more than one percent of the Drilling Company (See Note 6 to the Financial Statements).

    As provided under the terms of the Agreement of Limited Partnership, the General Partner has a one percent interest in all of the Drilling Company's revenues, expenses, profits or losses, and upon liquidation, a one percent interest in the Drilling Company's properties.

    As provided under the terms of the Articles of Partnership of the Drilling Partnership, Sanchez Oil & Gas Corporation, the Managing
General Partner of the Drilling Partnership, has a revenue interest which varies from 30 percent to 50 percent in the Drilling Partnership's revenues.

(b)  Amount of Sanchez Oil & Gas Corporation Securities Owned by
     Officers and Directors of Sanchez Oil & Gas Corporation

    At March 1, 1998, the Estate of Antonio R. Sanchez and Antonio R. Sanchez, Jr. own one hundred percent of the outstanding common stock of Sanchez Oil & Gas Corporation.

(c)  Changes in control

    There have been no changes in control of the Drilling Company during the period ended December 31, 1998.

Item 13.  Certain Relationships and Related Transactions

    During 1981, the Drilling Company paid Sanchez Drilling Corporation $300,000 for costs related to organizing the Drilling Company and offering the limited partnership interests therein. As operator of the Drilling Partnership's wells, Sanchez Oil & Gas Corporation receives monthly fees on drilling and producing wells. The Drilling Partnership also paid Sanchez Oil & Gas Corporation a management fee of $1,193,400 in 1981. Substantially all of the Drilling Partnership's oil and natural gas leases were acquired from Sanchez Oil & Gas Corporation at cost plus administrative and carrying charges. Certain key employees of Sanchez Oil & Gas
Corporation participate in a staff overriding royalty pool consisting of a maximum of 7% of the Drilling Partnership's net revenue interest in all oil and natural gas leases. (See Note 7 to the Financial Statements).

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

(b)  Reports on Form 8-K

     There were no reports on Form 8-K for the twelve months ended December 31, 1998.

                                    SIGNATURES


    Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly aythorized on March 31, 1999.


                                     SANCHEZ OIL & GAS CORPORATION

                                     By  Sanchez Drilling Corporation



                                     By             Antonio R. Sanchez, Jr.
                                            Chairman of the Board of Directors
                                                  and Chief Executive Officer
                                                 (Principal Executive Officer)


    Pursuant to the requirements iof the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.


           Frank A. Guerra                        Minita M. Freeman
             President                          Senior Vice President,
  (Principal Operating Officer)          Secretary, Treasurer and Director
                                     (Principal Financial Officer and Director)


            Olivero F. Garza, III
             Assistant Secretary

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant hasduly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.




                                     SANCHEZ OIL & GAS CORPORATION

                                     By Sanchez Drilling Corporation


                                     By            s/Antonio R. Sanchez, Jr.
                                                     Antonio R. Sanchez, Jr.
                                           Chairman of the Board of Directors
                                                and Chief Executive Officer
                                               (Principal Executive Officer)



        s/Frank A. Guerra                         s/Minita M. Freeman
          Frank A. Guerra                           Minita M. Freeman
             President                            Senior Vice President,
    (Principal Operating Officer)           Secretary, Treasurer and Director
                                       (Principal Financial Officer and Director


        s/Olivero F. Garza, III
          Olivero F. Garza, III
           Assistant Secretary