Form 10-Q
period 1999-03-31
SANCHEZ O BRIEN 1981-A DRILLING CO
filed 1999-05-14
CIK 350212

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarter ended        March 31, 1999
                               or
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

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
           QUARTERLY REPORT ON FORM 10-Q MARCH 31, 1999


                              INDEX


PART I -  Financial information:

 Item 1. Financial Statements
         Balance Sheets for the periods March 31, 1999 and
            December 31, 1998
         Statements of Operations for the three months ended
            March 31, 1999 and 1998
         Statement of Partners' Equity as of March 31, 1999 Statements of Cash Flow for the three months ended
            March 31, 1999 and 1998
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - Other information:

 Item 1. Legal Proceedings
 Item 2. Changes in Securities (not applicable)
 Item 3. Defaults upon Senior Securities (not applicable)
 Item 4. Submission of Matters to a Vote of Security Holders
            (not applicable)
 Item 5. Other Information (not applicable)
 Item 6. Exhibits and Reports on Form 8-K
         Signatures

                     Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                              Balance Sheets
                                (Unaudited)
                                                  March 31,      December 31,
                                                     1999             1998
  ASSETS

Current assets:
  Cash                                           $ 1,052,624        1,011,552
  Accounts receivable                                 14,163           18,843

       Total current assets                        1,066,787        1,030,395

Oil and natural gas properties (full cost
  method), at cost, pledged (note 2)              31,022,634       31,022,493
Less accumulated depreciation, depletion
  and amortization (note 2)                       30,488,924       30,469,924

       Net oil and natural gas properties            533,710          552,569

Organization costs, less applicable
  amortization                                             0                0
                                                   1,600,497        1,582,964
LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable                                    52,407           64,730
  Suspense payable-investors                         180,555          180,555

       Total current liabilities                     232,962          245,285

Partners' equity:
  Limited partners                                 1,353,864        1,324,307
  General partner                                     13,671           13,372

       Total partners' equity                      1,367,535        1,337,679
                                                 $ 1,600,497        1,582,964
See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)
                     Statements of Operations
                           (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                              1999          1998
REVENUES:
  Oil and natural gas sales                 $ 79,579      132,354
  Interest income                              6,766        5,211
  Other income                                     0            0

                                              86,345      137,565

EXPENSES:
  Operating expenses                          31,417       40,206
  General and administrative                   6,072       17,571
  Interest                                         0            0
  Depreciation, depletion
    and amortization (note 2)                 19,000       27,000

                                              56,489       84,777

    Net income                              $ 29,856       52,788


See accompanying notes to financial statements.


                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                       Statement of Partners' Equity
                    Three Months Ended March 31, 1999
                                (Unaudited)

                                         Limited       General
                                        Partners       Partner        Total
Balances at December 31, 1998          $1,324,307       13,372      1,337,679

Cash distributions                              0            0              0

Net income                                 29,557          299         29,856

Balances at March 31, 1999             $1,353,864       13,671      1,367,535

See accompanying notes to financial statements.

TABLE

         Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                         Statements of Cash Flows
                                (Unaudited)
                                                    Three Months Ended
                                                          March 31,
                                                      1999        1998
Cash flows from operating activities:
 Net income                                       $  29,856         52,788
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and
          amortization                               19,000         27,000
     Change in assets and liabilities:
      Accounts receivable                             4,680          5,381
      Accounts payable                              (12,323)        (4,232)
      Suspense payable                                    0         (1,740)

       Total adjustments                             11,357         26,409

        Net cash provided by operating
         activities                                  41,213         79,197

Cash flows from investing activities:
 Cash distributions                                    -              -
 Purchases of property and equipment                   (141)         27,239

       Net cash used in investing
          activities                                   (141)         27,239

Cash flows from financing activities:
  Payment of long-term debt                               0              0
  Proceeds from long-term debt                            0              0

        Net cash provided (used) by financing
         activities                                       0              0

Net increase in cash and cash equivalents            41,072        106,436

Cash and cash equivalents at beginning of
 year                                             1,011,552        665,680

Cash and cash equivalents at end of
 quarter                                         $1,052,624        772,116

See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)

                  Notes to Financial Statements

                           March 31, 1999

                           (Unaudited)

(1)   Organization and Summary of Significant Accounting Policies

    a.Organization

      Sanchez-O'Brien 1981-A Drilling Company (the Drilling
      Company), is a Texas limited partnership formed on December 18, 1980. Sanchez Drilling Corporation is the General Partner and an Organizational Limited
      Partner of the Drilling Company and has a 1% interest therein.
      Effective January 1, 1998 Sanchez O'Brien Drilling Corporation's name was changed to Sanchez Drilling Company. Also, Sanchez-O'Brien Oil & Gas Corporation's name was changed to Sanchez
      Oil & Gas Corporation.
      The Drilling Company was initially formed with an Organizational Limited Partner on December 18, 1980. Upon the closing of subscriptions on June 23, 1981, with 3,207 Limited Partners contributing $26,520,000, the
      Organizational Limited Partner was refunded his initial contribution. In June, 1981, the Drilling Company entered into a separate agreement to form a general partnership, Sanchez-O'Brien 1981-A Drilling Partnership (the Drilling Partnership), with Sanchez Oil & Gas Corporation
      (Sanchez) as Managing General Partner. The purpose of the Drilling Partnership is to conduct oil and natural gas exploration activity in the continental United States. Sanchez-O'Brien Drilling Corporation is a wholly owned subsidiary of Sanchez.

    b.Basis of Financial Statement Presentation

      The financial statements include the accounts of the Drilling Company and its proportionate share in the specific assets, liabilities and operating accounts of the Drilling Partnership. All significant intercompany balances have been eliminated.

    c.General

      The financial statements included herein were prepared by the Managing General Partner. In the opinion of management, all adjustments have been made which are necessary for a fair presentation of the financial position of the Drilling Company at March 31, 1999 and the results of operations for the period then ended.

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

(3)Notes Payable

      As of March 31, 1999, The Drilling Company does not have any debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      As of March 31, 1999, forty-three wells have been drilled. Of this number, ten wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold and two are shut-in.

      As of March 31, 1999, the Drilling Company's share of capital expenditures of the Drilling Partnership were in excess of the available funds of the Drilling Company. Financing of these expenditures was provided through borrowings from the Managing General Partner.

      As of March 31, 1999, each Limited Partner has received $435 per each $5,000. Future distributions will be made after litigation on the S. W. Escobas (Trevino leases) has been settled.

                    PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

      The litigation against Pennzoil Exploration and Prodution Company (Pennzoil) and Sanchez Oil and Gas Corporation (Sanchez) on the Trevino Leases in the S.W. Escobas Prospect is ongoing. The interests in the Trevino Leases, which comprise part of the S.W. Escobas Prospect, were acquired from Pennzoil. There are currently four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%- 23.177% gross working interest. The interest in dispute in this lawsuit is 7/96 or 7.9% of Sanchez-O'Brien's and Pennzoil's interest. The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez. The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. In May 1994, the San Antonio Court of Appeals affirmed the trial court's judgement.
      The appellants (plaintiffs) filled an application for writ of error to the Texas Supreme Court after the Fourth Court Appeals rejected a motion for a rehearing. On November 6, 1994, the Texas Supreme Court denied the writ of error. On December 8, 1994, plaintiffs filed a motion for a rehearing with Texas Supreme Court. The Texas Supreme Court granted a rehearing and heard oral arguments during September 1995. On October 18, 1996, the Texas Supreme Court reversed the judgements of both lower courts. On November 20, 1996, a motion for rehearing was filed. The Texas Supreme Court granted the motion for a rehearing, but on February 26, 1998, the Texas Supreme Court rendered an opinion reversing the San Antonio Court of Appeals and the trial court and rendering judgement for plaintiff.
      A motion for a rehearing was filed during March 1998. The motion for a rehearing was denied and all appeals exhausted.


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


                       SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                            (Registrant)

                       By Sanchez-O'Brien Drilling Corporation.
                            General Partner



     Date:  05/14/99   By:  M. M. FREEMAN
                            M. M. Freeman
                            Senior Vice President, Treasurer,
                            Secretary and Director (Principal
                            Financial Officer)



     Date:  05/14/99   By:  OLIVER GARZA
                            Oliver Garza
                            Vice President
                            Acctg./Administration
