Form 10-Q
period 1999-06-30
SANCHEZ O BRIEN 1981-A DRILLING CO
filed 1999-08-16
CIK 350212

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarter ended        June 30, 1999
                               or
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

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
           QUARTERLY REPORT ON FORM 10-Q JUNE 30, 1999


                              INDEX


PART I -  Financial information:

 Item 1. Financial Statements
         Balance Sheets for the periods June 30, 1999 and
            December 31, 1998
         Statements of Operations for the six months ended
            June 30, 1999 and 1998
         Statement of Partners' Equity as of June 30, 1999
         Statements of Cash Flow for the six months ended
            June 30, 1999 and 1998
 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations


PART II - Other information:

 Item 1. Legal Proceedings
 Item 2. Changes in Securities (not applicable)
 Item 3. Defaults upon Senior Securities (not applicable)
 Item 4. Submission of Matters to a Vote of Security Holders
            (not applicable)
 Item 5. Other Information (not applicable)
 Item 6. Exhibits and Reports on Form 8-K
         Signatures

                     Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                              Balance Sheets
                                (Unaudited)
                                                   June 30,     December 31,
                                                     1999             1998
  ASSETS

Current assets:
  Cash                                           $ 1,810,375        1,011,552
  Accounts receivable                                      0           18,843

       Total current assets                        1,810,375        1,030,395

Oil and natural gas properties (full cost
  method), at cost, pledged (note 2)                       0       31,022,493
Less accumulated depreciation, depletion
  and amortization (note 2)                                0       30,469,924

       Net oil and natural gas properties                  0          552,569

Organization costs, less applicable
  amortization                                             0                0
                                                   1,810,375        1,582,964
LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable                                   129,117           64,730
  Suspense payable-investors                         180,555          180,555
  Future expenses-Lawsuit                            300,000                0

       Total current liabilities                     609,672          245,285

Partners' equity:
  Limited partners                                 1,188,701        1,324,307
  General partner                                     12,002           13,372

       Total partners' equity                      1,200,703        1,337,679
                                                 $ 1,810,375        1,582,964
See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)
                     Statements of Operations
                           (Unaudited)

                                               Six Months Ended
                                                  June 30,
                                              1999          1998
REVENUES:
  Oil and natural gas sales                 $ 20,897      410,729
  Interest income                             14,780        9,609
  Other income                                 6,460            0
  Gain on sale of wells                      161,920            0

                                             204,057      420,338

EXPENSES:
  Operating expenses                          15,609       79,734
  General and administrative                  25,424       30,913
  Future Expenses - Lawsuite                 300,000            0
  Depreciation, depletion
    and amortization (note 2)                      0       79,000

                                             341,033      189,647

    Net (Loss)/Income                      $(136,976)     230,691

See accompanying notes to financial statements.



                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                       Statement of Partners' Equity
                      Six Months Ended June 30, 1999
                                (Unaudited)

                                         Limited       General
                                        Partners       Partner        Total
Balances at December 31, 1998          $1,324,307       13,372      1,337,679

Cash distributions                              0            0              0

Net Loss                                 (135,606)      (1,370)      (136,976)

Balances at June 30, 1999              $1,188,701       12,002      1,200,703

See accompanying notes to financial statements.


         Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                         Statements of Cash Flows
                                (Unaudited)
                                                     Six Months Ended
                                                          June 30,
                                                      1999        1998
Cash flows from operating activities:
 Net income                                       $ 163,024        116,210
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and
          amortization                                    0         53,000
 Net gain on sale of wells                         (161,920)             0
     Change in assets and liabilities:
      Accounts receivable                            18,843         12,127
      Accounts payable                               64,387         (4,001)
      Suspense payable                                    0         (2,610)

       Total adjustments                            (78,690)        58,516

        Net cash provided by operating
         activities                                  84,334        174,726

Cash flows from investing activities:
 Cash distributions                                    -              -
 Purchases of property and equipment                      0         27,516
 Proceeds from sale of wells                        714,489              0
       Net cash used in investing
          activities                                714,489         27,516

Cash flows from financing activities:
  Payment of long-term debt                               0              0
  Proceeds from long-term debt                            0              0

        Net cash provided (used) by financing
         activities                                       0              0

Net increase in cash and cash equivalents           798,823        202,242

Cash and cash equivalents at beginning of
 year                                             1,011,552        665,680

Cash and cash equivalents at end of
 quarter                                         $1,810,375        867,922

See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)

                  Notes to Financial Statements

                           June 30, 1999

                           (Unaudited)

(1)   Organization and Summary of Significant Accounting Policies

    a.Organization

      Sanchez-O'Brien 1981-A Drilling Company (the Drilling
      Company), is a Texas limited partnership formed on December 18, 1980. Sanchez Drilling Corporation is the General Partner and an Organizational Limited
      Partner of the Drilling Company and has a 1% interest therein.
      Effective January 1, 1998 Sanchez O'Brien Drilling Corporation's name was changed to Sanchez Drilling Company. Also, Sanchez-
      O'Brien Oil & Gas Corporation's name was changed to Sanchez
      Oil & Gas Corporation.
      The Drilling Company was initially formed with an Organizational Limited Partner on December 18, 1980. Upon the closing of subscriptions on June 23, 1981, with 3,207
      Limited Partners contributing $26,520,000, the
      Organizational Limited Partner was refunded his initial contribution. In June, 1981, the Drilling Company entered into a separate agreement to form a general partnership, Sanchez-O'Brien 1981-A Drilling Partnership (the Drilling
      Partnership), with Sanchez Oil & Gas Corporation
      (Sanchez) as Managing General Partner. The purpose of the Drilling Partnership is to conduct oil and natural gas exploration activity in the continental United
      States. Sanchez-O'Brien Drilling Corporation is a wholly owned subsidiary of Sanchez.

    b.Basis of Financial Statement Presentation

      The financial statements include the accounts of the Drilling Company and its proportionate share in the specific assets, liabilities and operating accounts of the Drilling Partnership. All significant intercompany balances have been eliminated.


    c.General

      The financial statements included herein were prepared by the Managing General Partner. In the opinion of management, all adjustments have been made which are necessary for a fair presentation of the financial position of the Drilling Company at June 30, 1999 and the results of operations for the period then ended.

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

(3)Notes Payable

      As of June 30, 1999, The Drilling Company does not have any debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS.

      As of June 30, 1999, forty-three wells have been drilled.
      Of this number, twenty-four were dry holes or have been depleted and abandoned and all remaining wells were sold effective January 1, 1999.

      On May 25, 1999, the ramaining wells in the 1981-A Drilling Partnership were sold to Coastal Oil & Gas Corporation effective January 1, 1999.
      Sales prices for the wells was $1,219.585 with $714,489 being the Drilling Company's share.

      As of June 30, 1999, each Limited Partner has received $435 per each $5,000. Future distributions will be made after litigation on the S. W. Escobas (Trevino leases) has been settled.

                    PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

      The litigation against Pennzoil Exploration and Prodution Company
      (Pennzoil) and Sanchez Oil and Gas Corporation (Sanchez) on the Trevino
      Leases in the S.W. Escobas Prospect is ongoing. The interests in the Trevino Leases, which comprise part of the S.W. Escobas Prospect, were acquired from Pennzoil. There are currently four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%-
      23.177% gross working interest. The interest in dispute in this lawsuit is 7/96 or 7.9% of Sanchez-O'Brien's and Pennzoil's interest. The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez. The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. In May 1994, the San Antonio Court of Appeals affirmed the trial court's judgement.
      The appellants (plaintiffs) filled an application for writ of error to the Texas Supreme Court after the Fourth Court Appeals rejected a motion for a rehearing. On november 6, 1994, the Texas Supreme Court denied the writ of error. On December 8, 1994, plaintiffs filed a motion for a rehearing with Texas Supreme Court. The Texas Supreme Court granted a rehearing and heard oral arguments during September 1995. On October 18, 1996, the
      Texas Supreme Court reversed the judgements of both lower courts. On
      November 20, 1996, a motion for rehearing was filed.  The Texas Supreme
      Court granted the motion for a rehearing, but on February 26, 1998, the Texas Supreme Court rendered an opinion reversing the San Antonio Court of Appeals and the trial court and rendering judgement for plaintiff.
      A motion for a rehearing was filed during March 1998. The motion for a rehearing was filed during March 1998. The motion for a rehearing was denied and all appeals exhausted.


      As a result of the unfavorable ruling, the Drilling Company will have to forfeit the funds being held in escrow. In addition, the Drilling Company would lose approximately 7.29% of its' interest in the Trevino properties.

      On July 23, 1999, the Drilling Partnership paid Pennzoil $164,082, with
      $82,041 being the Drilling Company Share, for the plaintiffs net revenue from May 1, 1987 less the applicable share of well cost thru May 1992.
      Prior to May 1992, Sanchez did not escrow funds; therefore, cash at June 30, 1999 was used.

      On July 29, 1999, the Drilling Partnership paid Pennzoil $520,118, with
      $260,059 being the Drilling Companys share for the plaintiffs net revenue from June 1992 thru August 1998. Beginning in June 1992, Sanchez started escrowing the amounts in dispute. At June 30, 1999, the total Drilling
      Partnership funds escrowed were $504,519 with $254,542 escrowed for the Drilling Company. Funds not escrowed for the Drilling Company will be paid from available cash at June 30, 1999.

      As of August 13, 1999, several issues need to be settled before lawsuit is over. Amounts paid were based on estimates in order for interest not be accrued. An escrow account for $300,000 was set up for future legal expenses. Future payments will be made from cash available at June
      30, 1999.

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


                       SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                            (Registrant)

                       By Sanchez-O'Brien Drilling Corporation.
                            General Partner



     Date:  05/14/99   By:  FRANK GUERRA
                            Frank Guerra
                            President




     Date:  05/14/99   By:  JORGE MENDOZA
                            Jorge Mendoza
                            Financial/Revenue Manager

