Form 10-Q
period 1999-09-30
SANCHEZ O BRIEN 1981-A DRILLING CO
filed 1999-11-15
CIK 350212

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarter ended        September 30, 1999
                               or
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

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
           QUARTERLY REPORT ON FORM 10-Q SEPTEMBER 30, 1999


                              INDEX


PART I -  Financial information:

 Item 1. Financial Statements
         Balance Sheets for the periods September 30, 1999 and
            December 31, 1998
         Statements of Operations for the nine months ended
            September 30, 1999 and 1998
         Statement of Partners' Equity as of September 30, 1999 Statements of Cash Flow for the nine months ended
            September 30, 1999 and 1998
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - Other information:

 Item 1. Legal Proceedings
 Item 2. Changes in Securities (not applicable)
 Item 3. Defaults upon Senior Securities (not applicable)
 Item 4. Submission of Matters to a Vote of Security Holders
            (not applicable)
 Item 5. Other Information (not applicable)
 Item 6. Exhibits and Reports on Form 8-K
         Signatures

                     Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                              Balance Sheets
                                (Unaudited)
                                                September 30,     December 31,
                                                     1999             1998
  ASSETS

Current assets:
  Cash                                           $ 1,660,570        1,011,552
  Accounts receivable                                      0           18,843

       Total current assets                        1,660,570        1,030,395

Oil and natural gas properties (full cost
  method), at cost, pledged (note 2)                       0       31,022,493
Less accumulated depreciation, depletion
  and amortization (note 2)                                0       30,469,924

       Net oil and natural gas properties                  0          552,569

Organization costs, less applicable
  amortization                                             0                0
                                                   1,660,570        1,582,964
LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable                                   129,117           64,730
  Suspense payable-investors                         180,555          180,555
  Future expenses-Lawsuit                            100,000                0

       Total current liabilities                     409,672          245,285

Partners' equity:
  Limited partners                                 1,238,389        1,324,307
  General partner                                     12,509           13,372

       Total partners' equity                      1,250,898        1,337,679
                                                 $ 1,660,570        1,582,964
See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)
                     Statements of Operations
                           (Unaudited)

                                               Nine Months Ended
                                                  September 30,
                                              1999          1998
REVENUES:
  Oil and natural gas sales                 $ 20,897      357,038
  Interest income                             29,057       17,406
  Other income                                 6,460            0
  Gain on sale of wells                      161,920            0

                                             218,334      374,444

EXPENSES:
  Operating expenses                          15,609       96,379
  General and administrative                  25,424       35,989
  Lawsuit Expenses                           164,082            0
  Future Expenses - Lawsuit                  100,000            0
  Depreciation, depletion
    and amortization (note 2)                      0       72,000

                                             305,115      204,368

    Net (Loss)/Income                       $(86,781)     170,076

See accompanying notes to financial statements.



                  Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                       Statement of Partners' Equity
                      Nine Months Ended September 30, 1999
                                (Unaudited)

                                         Limited       General
                                        Partners       Partner        Total
Balances at December 31, 1998          $1,324,307       13,372      1,337,679

Cash distributions                              0            0              0

Net Loss                                  (85,913)        (869)       (86,781)

Balances at September 30, 1999         $1,238,395       12,503      1,250,898

See accompanying notes to financial statements.


         Sanchez-O'Brien 1981-A Drilling Company
                          (a limited partnership)
                         Statements of Cash Flows
                                (Unaudited)
                                                     Nine Months Ended
                                                          September 30,
                                                      1999        1998
Cash flows from operating activities:
 Net income                                       $ (86,781)        170,076
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and
          amortization                                    0         53,000
     Future Expenses - Lawsuit                      100,000              0
     Net gain on sale of wells                     (161,920)             0
     Change in assets and liabilities:
      Accounts receivable                            18,843         21,182
      Accounts payable                               64,387         (3,074)
      Suspense payable                                    0         (3,915)

       Total adjustments                             21,310         86,193

        Net cash provided by operating
         activities                                 (65,471)       256,269

Cash flows from investing activities:
 Cash distributions                                    -              -
 Purchases of property and equipment                      0         26,803
 Proceeds from sale of wells                        714,489              0
       Net cash used in investing
          activities                                714,489         26,803

Cash flows from financing activities:
  Payment of long-term debt                               0              0
  Proceeds from long-term debt                            0              0

        Net cash provided (used) by financing
         activities                                       0              0

Net increase in cash and cash equivalents           649,018        283,072

Cash and cash equivalents at beginning of year
                                                  1,011,552        665,680
Cash and cash equivalents at end of quarter
                                                 $1,660,570        948,752

See accompanying notes to financial statements.

             Sanchez-O'Brien 1981-A Drilling Company
                     (a limited partnership)

                  Notes to Financial Statements

                           September 30, 1999

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


    c.General

      The financial statements included herein were prepared by the Managing General Partner. In the opinion of management, all adjustments have been made which are necessary for a fair presentation of the financial position of the Drilling Company at September 30, 1999 and the results of operations for the period then ended.

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

(3)Notes Payable

      As of September 30, 1999, The Drilling Company does not have any debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS.

      As of June 30, 1999, forty-three wells have been drilled.
      Of this number, twenty-four were dry holes or have been depleted and abandoned and all remaining wells were sold effective January 1, 1999.

      On May 25, 1999, the ramaining wells in the 1981-A Drilling Partnership were sold to Coastal Oil & Gas Corporation effective January 1, 1999.
      Sales prices for the wells was $1,219,585 with $714,489 being the Drilling Company's share.

      As of June 30, 1999, each Limited Partner has received $435 per each
      $5,000.  A final distribution will be made before December 31, 1999.

                    PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

      The litigation against Pennzoil Exploration and Prodution Company
      (Pennzoil) and Sanchez Oil and Gas Corporation (Sanchez) on the Trevino
      Leases in the S.W. Escobas Prospect is ongoing. The interests in the Trevino Leases, which comprise part of the S.W. Escobas Prospect, were acquired from Pennzoil. There were four producing wells on the Trevino Leases, in which the Drilling Partnership holds between 22.53%-
      23.177% gross working interest. The interest in dispute in the lawsuit was 7/96 or 7.9% of Sanchez-O'Brien's and Pennzoil's interest. The trial judge, on November 9, 1992, ruled in favor of the defendants, Pennzoil and Sanchez. The plaintiffs appealed the trial court ruling to the Court of Appeals for the Fourth District of Texas at San Antonio. In May 1994, the San Antonio Court of Appeals affirmed the trial court's judgement.
      The appellants (plaintiffs) filled an application for writ of error to the Texas Supreme Court after the Fourth Court Appeals rejected a motion for a rehearing. On november 6, 1994, the Texas Supreme Court denied the writ of error. On December 8, 1994, plaintiffs filed a motion for a rehearing with Texas Supreme Court. The Texas Supreme Court granted a rehearing and heard oral arguments during September 1995. On October 18, 1996, the
      Texas Supreme Court reversed the judgements of both lower courts. On
      November 20, 1996, a motion for rehearing was filed.  The Texas Supreme
      Court granted the motion for a rehearing, but on February 26, 1998, the Texas Supreme Court rendered an opinion reversing the San Antonio Court of Appeals and the trial court and rendering judgement for plaintiff.
      A motion for a rehearing was filed during March 1998. The motion for a rehearing was filed during March 1998. The motion for a rehearing was denied and all appeals exhausted. The Managing General Partner has paid $855,304 to Pennzoil and Concord Oil to settle lawsuit.

      As a result of the unfavorable ruling, the Drilling Company will forfeit the funds being held in escrow. In addition, the Drilling Company lost approximately 7.29% of its' interest in the Trevino properties.

      From July 23, 1999 til August 31, 1999, the Managing General Partner has paid Pennzoil and Concord Oil Company $855,304 with $427,652 being the Drilling Company share.

      At June 30, 1999, the total Drilling Partnership funds escrowed were $509,084 with $254,542 escrowed for the Drilling Company.
      On July 23, 1999, the Drilling Company transferred $164,082 to the
      Managing General Partner as a payment on amounts paid on lawsuit settlement.

      On October 29, 1999, the Drilling Company paid the State of Texas
      $180,555 on unclaimed property.

      Also, on November 11, 1999, $109,678 was paid to Coastal Oil and Gas for January thru April 1999 revenues. Effective date on wells sold was January 1, 1999.

      As of November 12, 1999, allocation on lawsuit settlement is being reviewed by auditors. Once allocation is reviewed, final distribution will be issued. An escrow account for $100,000 was set up for future legal expenses.


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


                       SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                            (Registrant)

                       By Sanchez-O'Brien Drilling Corporation.
                            General Partner



     Date:  11/12/99   By:  FRANK GUERRA
                            Frank Guerra
                            President




     Date:  11/12/99   By:  JORGE MENDOZA
                            Jorge Mendoza
                            Controller

