Form 10-K
period 1999-12-31
SANCHEZ O BRIEN 1981-A DRILLING CO
filed 2000-03-30
CIK 350212

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities and Exchange Act of 1934


For the fiscal year ended December 31, 1999

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

                  SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
               ANNUAL REPORT ON FORM 10-K DECEMBER 31, 1999


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

Effective January 1, 1998, Sanchez-O'Brien Drilling Corporation's name was changed to Sanchez Drilling Corporation. Also, Sanchez-O'Brien Oil & Gas Corporation, name was changed to Sanchez Oil & Gas Corporation.

Effective January 1, 1999, remaining wells were sold to Coastal Oil & Gas USA, L.P., for $1,219,585 with the 1981 Drilling Company's share being $714,489. Cash distribution of $191.47 per unit was issued to investors on December 30, 1999. A Final K-1 was sent to investors on March 14, 2000.

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

    As of December 31, 1998, forty-three wells were drilled. Of this number, ten wells are commercially productive, twenty-four were dry holes or have been depleted and abandoned, seven have been sold, and two are shut-in.

    Effective January 1, 1999, the ten commercially productive and two shut in wells were sold to Coastal Oil & Gas USA, L.P.

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

Major Purchasers

    During 1999, revenues recorded were for 1998 Production as the wells were sold effective January 1, 1999.

Long-term Debt

    At December 31, 1999, The Drilling Company does not have any long term debt.

Marketing Conditions

    All wells were sold effective January 1, 1999.

Regulation

    Various aspects of the Drilling Partnership's oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted and by certain agencies of the Federal government for operations on Federal leases.

Future Operations

    As of December 31, 1999, each Limited Partner has received $626 per each $5,000 unit.

    A check representing the Investors share of the final cash distributions of the Sanchez-O'Brien 1981-A Drilling Company, for $191.47 per limited partnership unit was mailed out December 30, 1999. During 1999, the following events occured:

 1.) All remaining properties of Sanchez-O'Brien 1981-A Drilling Partnership were sold to Coastal Oil & Gas USA, L.P., in transaction that closed May 20, 1999 but was effective January 1, 1999. The total consideration received for the properties was $1,219,585 with the Drilling Company's share being $714,489.

 2.) The ongoing litigation by Concord Oil Company vs. Pennzoil Producing and Sanchez-O'Brien Oil & Gas Company on the Southwest escobas Properties was finally settled. The SW Escobas properties comprised the majority of the value owned by the Drilling Partnership. Concord brought their suit in 1992 claiming that they had, through previous assignments, a 7/48th interest in the oil and gas mineral leases claimed by Pennzoil and Sanchez-O'Brien. While Pennzoil and Sanchez-O'Brien won the case at the District Court level, the plaintiffs prevailed with the Court of Appeals and the Texas Supreme Court heard the case twice - the original hearing and a rehearing granted to the defendants. Bothe times, the Supreme Court ruled 5 to 4 in favor of the plaintiffs, with strong dissenting opinions.

     The damages on the litigation were comprised of paying to Concord their pro-rata share of oil and gas income from the properties, net of their share of costs and expenses. The parties also settled on the issue of interest, rather than continue to litigate the matter. A majority of the funds due Concord for their share of production had been escrowed by Sanchez-O'Brien beginning in 1992.

     The accounting firm of KPMG Peat Marwick calculated the gain/loss resulting from activities during 1999, in order to determine the final distribution to Partners. The distribution to Partners was based on the respective Article 8 of the Sanchez-O'Brien 1981-A Drilling Company and Sanchez-O'Brien 1981-A Drilling Partnership Agreements. Specifically, the agreements required that the partnership assets (cash), after payment of expenses, be distributed to Partners in proportion to their respective Capital Accounts. Based on the capital accounts of partners in the Drilling Partnership, the remaining cash of $1,794,620 was distributed 56.87% to the Drilling Company (Limited Partners) and 43.13% to the General Parnter
(Sanchez Oil & Gas Corp.)

     A Final Schedule K-1 was mailed out on March 14, 2000 to Partners for the 1999 tax year. Because we are terminating the business of the partnership as of December, 1999, the Schedule K-1 will be the final one for Partners.

Item 2.  Properties

    The following table summarizes the Drilling Company's well count (# wells) and average net working interest (ANWI) in oil and natural gas wells by state that are commercially productive as of December 31, 1998:

                                     Oil      Natural Gas            Total
                            # Wells ANWI    # Wells  ANWI     # Wells ANWI

    Texas............         -      -         -        -        -       -

    Louisiana........         -      -         -        -        -       -

    Oklahoma.........         -      -         -        -        -       -

    New Mexico.......         -      -         -        -        -       -

    Colorado.........         -      -         -        -        -       -

    Wyoming..........         -      -         -        -        -       -

                              -      -         -        -        -       -

    See Note 8 to the Financial Statements for reserve information.


Item 3.  Legal Proceedings

    The litigation against Pennzoil Exploration and Production Company (Pennzoil) and Sanchez Oil and Gas Corporation (Sanchez) on the Trevino leases in the S.W. Escobas Prospect was settled in 1999.
See Item 1 - Future Operations for explorations.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to the Security Holders during the fourth quarter of 1999.

                                P A R T  II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

    The Drilling Company has no outstanding common stock at December 31, 1999. There is no market for the limited partnership units of the Drilling Company and transferability is subject to certain conditions, including the consent of the Managing General Partner. The Drilling Company has 1,479 limited partners as of December 30, 1999.

    As of December 31, 1999, each Limited Partner has received $626 per each $5,000 unit. Included in the $626 is a final cash distribution of $191.47 which was issued on December 30, 1999.

    According to the terms of the Drilling Company's Partnership Agreement, the General Partner is obligated to repurchase, if requested, the interests of limited partners in the Drilling Company. The maximum repurchase obligation is 10% of the Aggregate Limited Partners Contributions. The repurchase price will be based primarily on the discounted value of the Drilling Company's share of the oil and natural gas properties. The Managing General Partner repurchased 1 unit during 1999. As of December 31, 1999, the Managing General Partner has repurchased 2,823 units, or 53.20%, of the total 5,304 units. At January 1, 1998, the managing general partner assigned 941 units to Mr. Brian E. O'Brien, a former stockholder in Sanchez-O'Brien Oil & Gas Corporation.

Item 6.  Selected Financial Data

    The financial results of operations of the Drilling Company as of and for the years ended December 31, 1999, 1998 and 1997 are as follows:
[CAPTION]
                                1999         1998         1997
[S]                          [C]         [C]         [C]
 Revenues. . . . . . . . . .$    74,766    462,242     763,517
 Expenses. . . . . . . . . .    214,142    267,426     373,281
 Gain on sale of properties.    161,920          0           0

 Net income. . . . . . . . .     22,544    194,816     390,236

 LP's net income (99%) . . .     22,318    192,868     386,334

 LP's net income per unit. .          4         36          73

 Total assets. . . . . . . .          0  1,582,964   1,380,407
 Working capital
    increase <decrease>. . .$  <785,110>   308,641      34,688

 Partners' equity (deficit)
    Limited partners . . . .$         0  1,324,307   1,131,434
    General partner. . . . .$         0     13,372      11,424

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

Results of Operations

    The Drilling Company had net income of $22,544 in 1999, $194,816 in 1998, and $390,236 in 1997.

    Effective January 1, 1999, all remaining wells were sold to Coastal Oil & Gas, L.P.

Item 8.  Financial Statements and Supplementary Data


                Sanchez-O'Brien 1981-A Drilling Company
                        (a limited partnership)

                     Index to Financial Statements

Balance Sheets - December 31, 1999 and 1998

Statements of Operations - Years ended December 31, 1999, 1998 and 1997

Statements of Partners' Equity (Deficit) - Years ended December
31, 1999, 1998 and 1997

Cash Flows Statement of - Years ended December 31, 1999, 1998 and 1997.

Notes to Financial Statements

Schedule V - Property and Equipment - Years ended December 31, 1999,
1998 and 1997

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

                SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                        (a limited partnership)

                            Balance Sheets

                      December 31, 1999 and 1998
                              (Unaudited)

        ASSETS                                 1999            1998
Current assets:
  Cash                                  $         0       1,011,552
  Accounts receivable                             0          18,843

        Total current assets                      0       1,030,395

Oil and natural gas properties (full
  cost method), at cost, pledged
  (notes 3 and 4)                                 0      31,022,493
Less accumulated depreciation,
  depletion and amortization (note 3)             0      30,469,924

        Net oil and natural gas
        properties                                0         552,569

Organization costs, less applicable
  amortization                                    0               0

        TOTAL ASSETS                              0       1,582,964
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable                                0          64,730
  Suspense payable-investors                      0         180,555

        Total current liabilities                 0         245,285

Partners' equity:
  Limited partners                                0       1,324,307
  General partner                                 0          13,372

        Total partners' equity                    0       1,337,679

        TOTAL LIABILITES AND
         PARTNERS' EQUITY               $         0       1,582,964


See accompanying notes to financial statements.

                SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                        (a limited partnership)

                       Statements of Operations

             Years Ended December 31, 1999, 1998 and 1997
                              (Unaudited)


                                   1999            1998          1997
Revenues:
  Oil and natural gas sales   $   20,897        438,068        742,030
  Interest income                 47,409         24,174         21,487
  Gain on sale of properties     161,920
  Other income                     6,460           -              -

                                 236,686        462,242        763,517

Expenses:
  Operating expenses              15,608        134,437        168,710
  General and administrative
    expenses (note 7)            198,534         39,989         50,571
  Depreciation, depletion and
    amortization (note 3)              0         93,000        154,000
  Interest expense                  -               -             -

                                 214,142         267,426       373,281

      Net income              $   22,544         194,816       390,236

      Net income applicable
        to limited partners   $   22,318         192,868       386,334

      Net income of limited
        partners per unit
        of limited partnership
        interest              $        4              36            73

      Number of units of limited
        partnership interests
        outstanding                5,304           5,304         5,304

See accompanying notes to financial statements.

                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

                  Statements of Partners' Equity (Deficit)

                Years Ended December 31, 1999, 1998, and 1997
                                 (Unaudited)



                                   Limited Partners
                                                                   Partners'
                                                        General     Equity
                                  Units      Amount     Partner    (Deficit)


Balances at December 31, 1996       5,304 $1,176,947      11,766   1,165,181

  Cash distribution                         (424,320)     (4,244)   (420,076)

  Net income                                 390,236       3,902     386,334

Balances at December 31, 1997       5,304  1,142,863      11,424   1,131,439

  Cash distribution                             -           -           -

  Net income                                 194,816       1,948     192,868

Balnaces at December 31, 1998       5,304  1,337,679      13,372   1,324,307

  Cash distribution                       (1,043,070)    (27,527) (1,015,543)

  Net income                                  22,544         226      22,318

  Other Adjustments                         (317,153)     13,929    (331,082)

Balances at December 31, 1999       5,304 $        0           0           0

See accompanying notes to financial statements.

                     SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                             (a limited partnership)

                            Statements of Cash Flows

                        December 31, 1999, 1998 and 1997
                                   (Unaudited)

                                                  1999      1998       1997
Cash flows from operating activities:
  Net income                                $    22,544    194,816     390,236
  Adjustments to reconcile net earnings
    to net cash provided by operating
      activities: Depreciation, depletion             0     93,000     154,000
  and amortization                             (161,920)         0           0
      Sale of wells - non cash items
      Change in assets and liabilities:
        Accounts receivable                      18,843     29,490      54,884
        Accounts payable                        (64,730)    11,656      45,240
        Suspense payable                       (180,555)    (3,915)     29,845
         Total adjustments                     (388,362)   130,231     283,969

         Net cash provided by operating
            activities                         (365,818)   325,047     674,205

Cash flows from investing activities:
  Cash distributions to investors            (1,043,070)       -      (424,320)
  cash distribution to general partner
  Additions to property and equipment          (774,037)    20,825     (85,503)
  Future Proffesional & Legal Fees              (48,212)
     Net cash used in investing activities   (1,865,319)    20,825    (509,823)

Cash flows from financing activities:
  Payments of long-term debt                          0       -           -
  Proceeds fom long-term debt                         0       -           -
  Proceeds from sale of wells                 1,219,585

         Net cash provided by financing
         activities                           1,219,585       -           -

Net increase (decrease) in cash and cash
  equivalents                                (1,011,552)   345,872     164,382

Cash and cash equivalents at beginning
  of year                                     1,011,552    665,680     501,298

Cash and cash equivalents at end of year    $         0  1,011,552     665,680

             SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                     (a limited partnership)

                  Notes to Financial Statements

                   December 31, 1999 and 1998



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

    Sanchez Oil & Gas Corporation, as managing general partner, is required to make capital contributions to the Drilling Partnership on a current basis sufficient to pay the costs allocated to the managing general partner under the terms of the Drilling Partnership Agreement. The managing general partner was required to make capital contributions in an amount equal to 20 percent of the capital contributions of the limited partners to the Drilling Company, reduced by any organization or other costs incurred by the managing general partner which were reimbursed by the Drilling Company or the Drilling Partnership, by June 23, 1983. This capital contribution requirement was met, and cumulative capital contributions by the managing general partner total $5,356,232 as of December 31, 1999.

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

(3) Oil and Natural Gas Producing Activities

    The aggregate amount of capitalized costs of the Drilling
    Company's proportionate share of the oil and natural gas properties of the Drilling Partnership for the years ended
    December 31, 1999 and 1998 were as follows:

[CAPTION]
                                         1999            1998
[S]                                  [C]              [C]
       Costs related to proved
         properties                  $         0      31,022,493
       Costs related to unproved
         properties                          -               -

                                                0     31,022,493

       Less accumulated depletion               0     30,469,924

                                     $          0        552,569

    The following schedule presents the results of operations of the Drilling Company's proportionate share of the oil and natural gas producing activities of the Drilling Partnership for the years ended December 31, 1999, 1998 and 1997:

[CAPTION]
                                      1999       1998       1997
[S]                                 [C]       [C]       [C]
       Oil and natural gas revenues $  20,897   438,068   742,030
       Operating expenses              15,608   134,437   166,191
       Depreciation, depletion and
         amortization                       0    93,000   154,000

       Results of operations from
         producing activities
         (excluding overhead and
         interest costs)
         Net income                 $    5,289  210,631   421,839


    Operating expenses include production taxes of $581, $ 2,456, and $2,520 in 1999, 1998 and 1997, respectively.

    The 1999 full cost ceiling test did not warrant an additional charge to depreciation, depletion and amortization.

    The regular provision for depreciation, depletion and amortization per unit of production (net equivalent barrel) for the years ended December 31, 1999, 1998 and 1997 was $0.00, $2.40 and $2.73 respectively. These rates are exclusive of the amounts attributable to the limitation on capitalized costs.

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

    The following is a reconciliation of the net income of the Drilling Company as reported herein, to its earnings reported for Federal income tax purposes for the years ended December 31, 1999, 1998 and 1997.

[CAPTION]
                                     1999       1998       1997
[S]                            [C]           [C]      [C]
Net income as reported
  herein                       $   22,544    194,816    390,236

Less costs capitalized for
  financial reporting purposes
  which are expenses for tax
  purposes (primarily intangible
  drilling and dry hole costs)          0    (20,825)    83,524

Add depreciation, depletion and
  amortization for financial
  reporting purposes                    0     93,000    154,000

Less depreciation and cost
  depletion for tax purposes            0      68,732     53,755

Differences in accrual method
  of accounting for financial
  reporting purposes and cash
  basis for tax purposes          307,040    (40,156)    31,397

Income for Federal income tax
  purposes                    $   335,363    199,753    438,354

(6) Repurchase Obligations

    In accordance with the terms of the Drilling Company's Partnership Agreement, Sanchez Drilling Corporation is obligated to purchase, if requested, the interests of limited partners in the Drilling Company. The purchase price is to be based primarily on annual determinations of the discounted value of the Drilling Company's share of the oil and natural gas properties of the Drilling Partnership. The maximum repurchase obligation is 10% of the Aggregate Limited Partners' Capital Contributions. Sanchez Oil & Gas Corporation purchased 1 units during 1999.

(7) Related Party Transactions

    Sanchez Oil & Gas Corporation functions as operator for the Drilling Partnership's wells. In this capacity, Sanchez Oil & Gas Corporation receives monthly fees as operator on drilling and producing wells, and under the terms of the Drilling Company and Drilling Partnership Agreements, Sanchez Oil & Gas Corporation is reimbursed for direct costs of performing services for the Drilling Company and the Drilling Partnership and for that part of its administrative overhead that reasonably pertains to the Drilling Company and the Drilling Partnership. These reimbursements amounted to $40,595 in 1999 for both the Drilling Partnership and Drilling Company. Of these amounts, $10,000 was paid for overhead reimbursements and $30,595 for direct administrative charges.

    The Drilling Company's share of the above reimbursements included $20,377 of administrative charges, both overhead and direct charges, for the year 1999.

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

(8) Oil and Natural Gas Reserves (Unaudited)

    The following is a summary of the Drilling Company's proportionate share of the proved oil and natural gas reserve quantities of the Drilling Partnership as estimated by Lone Cypress Engineering, Inc. of Houston, Texas.
[CAPTION]
                                       Oil and          Natural
                                      Condensate          Gas
                                      (Barrels)          (MCF)
       Proved developed and
         undeveloped reserves:
[S]                                    [C]           [C]
         Balance at December 31, 1998    22,470         594,599

           Sole of properties           (22,470)       (594,599)

           Production                         0               0

         Balance at December 31, 1999         0               0

       Proved developed and
         undeveloped reserves:

         December 31, 1997               41,421       1,210,495

         December 31, 1998               22,470         594,599

         December 31, 1999                    0               0

    All the reserves of the Drilling Company are attributable to its interest in the Drilling Partnership, and are located within the United States.

                                                                   Schedule V

                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

                           Property and Equipment

                Years Ended December 31, 1999, 1998 and 1997
[CAPTION]

                             Balance at                          Balance at
                            Beginning of                           End of
Classification                 Period     Additions   Retirements  Period
1997
[S]                            [C]          [C]             [C]   [C]
Oil and natural gas properties $30,957,815   85,503            0  31,043,318

1998

Oil and natural gas properties $31,043,318        0       20,825  31,022,493

1999

Oil and natural gas properties $31,022,493        0   (31,022,493)          0

                                                                  Schedule VI


                   SANCHEZ-O'BRIEN 1981-A DRILLING COMPANY
                           (a limited partnership)

Accumulated Depreciation, Depletion
and Amortization

                Years Ended December 31, 1999, 1998 and 1997
[CAPTION]

                              Balance at                          Balance at
                             Beginning of                           End of
Classification                  Period     Additions   Retirements  Period

1997
[S]                            [C]          [C]            [C]    [C]
Oil and natural gas properties $30,222,924  154,000           0   30,376,924

1998

Oil and natural gas properties $30,376,924   93,000           0   30,469,924

1999

Oil and natural gas properties $30,469,924        0 (30,469,924)           0

Item 9.  Disagreements on Accounting and Financial Disclosure

    There have been no disagreements by the Drilling Company with its accountants on accounting or financial disclosures which would warrant disclosure pursuant to this item.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

    The Drilling Company has no directors or executive officers. The General Partner, Sanchez Drilling Corporation, is a wholly owned subsidiary of Sanchez Oil & Gas Corporation. The names, ages (as of March 1, 2000) and positions of the directors and executive officers of Sanchez Drilling Corporation are as follows:

    NAME                   AGE             POSITION

Antonio R. Sanchez, Jr.     57     Chairman of the Board and
                                   Chief Executive Officer

Frank A. Guerra             51     President, COO and CFO



    Antonio R. Sanchez, Jr., age 57, is Chairman of the Board and Chief Executive Officer. He holds a Bachelor of Business Administration degree and a Doctor of Jurisprudence degree from St. Mary's University of San Antonio, Texas. Prior to 1973, Mr. Sanchez, Jr., practiced law in both San Antonio and Laredo, Texas, and served as an administrative assistant to the Lieutenant Governor of Texas. In addition to his oil and natural gas investments, Mr. Sanchez, Jr. has other substantial investments.

     Frank A. Guerra, age 51, President, COO and CFO, was employed by the Managing General Partner in early 1979. He is in charge of accounting for the Managing General Partner and all affiliates. Mr. Guerra was previously employed by Exxon Corporation as an accounting supervisor in the Exploration and Production Department from 1977 to 1979 and as a senior auditor on various staffs from 1972 to 1977. Mr. Guerra received a Bachelor of Business Administration degree in accounting from Texas A & M Universiry in 1971 and is a Certified Public Accountant.

     The terms of each officer and director named above expire at the Company's annual meeting of directors or such other time as his successor is duly elected and qualified.

Item 11.  Executive Compensation

     Inasmuch as the Drilling Company has no directors, officers or employees, it paid no remuneration during 1999. In accordance with the Agreement of Limited Partnership, the Drilling Company reimbursed the Managing General Partner for direct expenses and administrative and overhead expenses attributable to the operations of the Drilling Company (see Note 7 to the Financial Statements).

     All of the oil and natural gas properties of the Drilling Partnership were acquired at cost (including carrying costs) or were obtained on its behalf by the Managing General Partner from third parties. The Managing General Partner acts as operator for certain drilling or producing wells of the Drilling Partnership.

Item 12.  Security Owenership of Certain Benefical Owners and Management

(a) Principal Security Holders

    At December 31, 1999, Sanchez Oil & Gas Corporation, owned a 35.63 percent interest (1,891 units) in the Drilling Company. One investor, Brian E. O'Brien, owned 17.74 percent interest (941 units), but no other limited partner owned, of record or beneficially, more than one percent of the Drilling Company (See Note 6 to the Financial Statements).

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

(b)  Amount of Sanchez Oil & Gas Corporation Securities Owned by
     Officers and Directors of Sanchez Oil & Gas Corporation

    At March 1, 2000, various entities owned by the families of Antonio R. Sanchez (deceased) and Antonio R. Sanchez Jr. own one hundred percent of the outstanding common stock of Sanchez Oil & Gas Corporation.

(c)  Changes in control

    There have been no changes in control of the Drilling Company during the period ended December 31, 1999.

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

(b)  Reports on Form 8-K

     There were no reports on Form 8-K for the twelve months ended December 31, 1999.

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


                                     SANCHEZ OIL & GAS CORPORATION

                                     By  Sanchez Drilling Corporation



                                     By             Antonio R. Sanchez, Jr.
                                            Chairman of the Board of Directors
                                                  and Chief Executive Officer
                                                 (Principal Executive Officer)


    Pursuant to the requirements iof the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.


           Frank A. Guerra
             President
  (Principal Operating Officer)

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant hasduly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.




                                     SANCHEZ OIL & GAS CORPORATION

                                     By Sanchez Drilling Corporation


                                     By            s/Antonio R. Sanchez, Jr.
                                                     Antonio R. Sanchez, Jr.
                                           Chairman of the Board of Directors
                                                and Chief Executive Officer
                                               (Principal Executive Officer)



        s/Frank A. Guerra
          Frank A. Guerra
             President
    (Principal Operating Officer)